Form 10-Q/A
period 2009-03-31
Dafoe Corp.
filed 2009-06-02
CIK 1450552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [ X ] Yes [    ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,860,000 shares of common stock at a par value of $0.001 outstanding as of April 27, 2009.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the period ended March 31, 2009, which was previously filed with the Securities and Exchange Commission on April 29, 2009 (the “Original Filing”).  This Amendment is being filed solely for the purpose of amending the cover page to the Form 10-Q to declare that we are a shell company.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.  Except as described above, the Original Filing has not been amended, updated or otherwise modified.

PART II- OTHER INFORMATION

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

DATED:   June 2, 2009

DAFOE CORP.

By: /s/ Kyle Beddome

-------------------------------------

Kyle Beddome

President, Chief Executive Officer,

Principal Accounting Officer and Director