Form 10-K
period 2009-09-30
Dafoe Corp.
filed 2009-11-16
CIK 1450552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

Commission File # 333-156521

DAFOE CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

26-2463412

(IRS Employer Identification Number)

1802 N. Carson Street

Carson City, NV  89701

(Address of principal executive offices)

(775) 721-0542

(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes    [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes    [√] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [√]  Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [  ] Yes    [√] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes    [ √ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter. $27,100.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 58,860,000 shares of common stock issued and outstanding as of November 12, 2009.

Documents incorporated by reference: None.

Table of Contents

Item

Page

PART I

Item 1.

Business

4

Item 1A.

Risk Factors

9

Item 1B.

Unresolved Staff Comments

9

Item 2.

Properties

9

Item 3.

Legal Proceedings

9

Item 4.

Submission of Matters to a Vote of Security Holders

9

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer

Purchases of Securities

9

Item 6.

Selected Financial Data

10

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

10

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

12

Item 8.

Financial Statements and Supplementary Data

12

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

13

Item 9A(T).

Controls and Procedures

13

Item 9B.

Other Information

14

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

14

Item 11.

Executive Compensation

15

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

16

Item 13.

Certain Relationships and Related Transactions and Director Independence

17

Item 14.

Principal Accounting Fees and Services

17

PART IV

Item 15.

Exhibits, Financial Statements Schedules

17

SIGNATURES

20

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

Business Development

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

There is no assurance that a commercially viable mineral deposit exists on the Vet 1 - 4 claims.  We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.  We have completed the initial phase of the recommended exploration program on the Vet 1 - 4 claims, which program was carried out from October through early December 2008 at a cost of $8,000.  Now that we have completed the first phase of exploration, we will make a decision as to whether or not we proceed with the next phase based upon our analysis of the results of that program.  Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results. Our independent geologist is Mr. James W. McLeod.

Our plan of operation is to continue exploration work on the Vet 1 - 4 claims, subject to review of the results from the first phase of exploration, in order to ascertain whether they possess economic quantities of gold.  There can be no assurance that an economic mineral deposit exists on the Vet 1 - 4 claims until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the Vet 1 - 4 claims and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Vet 1 – 4 Mineral Claims Purchase

On July 20, 2008, we entered into a Mineral Property Staking and Purchase Agreement with Western Mineral Inc. whereby we purchased a 100% interest in the Vet 1 – 4 mineral claims for $3,500.

Description, Location and Access

The Vet property lies in the west central area of the State of Nevada west of the town of Tonopah and is accessible from Highway 95 by traveling west of the town for 33.5 miles and turning north on a gravel road 0.5 miles before Blair Junction or the Silver Peak cutoff (Nevada Highway 265). Go north for 1 mile to a fork in the road, stay to the left (north) for I mile to the mineral claims.

Title to the Vet 1 - 4 claims

The Vet 1 - 4 claims consist of four minerals claim comprising 82.64 acres.  A “mineral claim” refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals.

Claims details are as follows:

Claim Name	Area	Expiry Date
Vet 1	20.66 ac	September 1, 2010
Vet 2	20.66 ac	September 1, 2010
Vet 3	20.66 ac	September 1, 2010
Vet 4	20.66 ac	September 1, 2010

Geological Report

We have obtained a geological report on the Vet 1 - 4 claims that was prepared by James W. McLeod.  James W. McLeod obtained a degree of Bachelor of Science in Geology from the University of British Columbia in 1969. The geological report summarizes details concerning the Vet 1 - 4 claims and makes a recommendation for further exploration work.

Glossary

In this section, the following geological terms have the indicated meaning:

Alluvial - unconsolidated sediments that are carried and hence deposited by a stream or river.  In the southwest USA most in filled valleys often between mountain ranges were deposited with alluvium.

Andesitic – a fine-grained extrusive igneous rock composed mainly of plagioclase;

Colluvium - loose, unconsolidated material usually derived by gravitational means, such as falling from a cliff or scarp-face and often due to a sort of benign erosion such as heating and cooling in a desert environment.

Desert wash - out-wash in dry (desert) or arid areas of colluvium or alluvial material accumulated on the sides of valleys or basin channels by often irregular and violent water flow, i.e. flash floods.

Igneous or intrusive rock - usually a medium to coarser grain sized crystalline rock that generally is derived from a sub-surface magma and then consolidated, such as in dykes, plugs, stocks or batholiths, from smallest to largest.

Intermontane basin - between mountains (ranges), a usually longer than wide depression occurring between enclosing mountain ranges that supply the erosional material to infill the basin.

Metamorphic – rock formed when igneous or sedimentary rock is changed by pressure, heat or chemical reactions;

Plagioclase – any of a common rock forming series of triclinic feldspars, consisting of mixtures of sodium and calcium aluminum silicates;

Playa - the lowest part of an intermontane basin which is frequently flooded by run-off from the adjacent highlands or by local rainfall.

Reverse fault – a fault with vertical movement and an inclined fault plan;

Sedimentary – rock formed by layers of material that has accumulated and hardened over time; from

Tertiary – the first period of the Cenozoic Era characterized by the rise of mammals;

Thrust fault – a reverse fault that has a dip of less than 45 degrees; and

Volcanic – structures, activities and rock types associated with volcanic eruptions.

Geological Setting and Mineralization

Regional Geology

The regional geology of Nevada is depicted as being underlain by all major types of rock units.  These appear to range from oldest to youngest in an east to west direction, respectively.  The oldest units are found to occur in the southeast corner of the State along the Colorado River.  The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys.  This feature suggests W to E compression that has expression through low angle thrust faulting and bringing the older rock units into contact with the younger units as a detached assemblage.  Faulting plays a large part in many areas of Nevada and an even larger part in the emplacement of mineral occurrences and ore bodies.

The geology of Esmeralda County has been recognized to contain three unconformable assemblages; the older sedimentary and metamorphic units with a mid-aged sedimentary and igneous assemblage and the youngest volcanic-sedimentary assemblage.  These major divisions are divided by unconformities, i.e. periods of age that are not represented or erosion gaps in the record.

Local Geology

The local geology within the Weepah area appears to be represented by the older meta-sedimentary contacting with the younger Jurassic aged intrusive rock units.  The youngest post-plutonic assemblage occurs about the older rock units.  Thrust faulting is evident in the area and may offer exploration potential.

Tertiary age volcano-sediments and ash fall tuff units are abundant on the west side of the Weepah hills. Much of the area has very young unconsolidated cover on the flanks of many of the hills and older stream courses.

Property Geology

The property area is observed to be covered by Quaternary age desert wash, collovium, alluvium and playa deposits.

This young covered south sloping area occurs near larger adjacent areas of rock exposure and known mineral occurrences on the northern flank of the colluvial apron that exhibits a good geological setting and an excellent target area in which to conduct mineral exploration.

Thrust faulting is evident within adjacent rock exposure areas near the north side of the mineral claims.  Many more areas exhibiting thrusting are evident on the flanks of the alluvial covered valleys particularly on the north-east and south sides of the Monte Cristo Range mineral occurrences and structurally prepared bedrock should be sought after in those areas.

Exploration History

The recorded mining history of the general area dates from the 1860's when prospectors passed through heading north and west.  The many significant lode gold, silver and other mineral product deposits developed in the area was that of the Weepah camp of silver-gold discoveries about 1904, the Goldfield Camp, 1905; Coaldale, coal field, 1913; Divide Silver Mining District, 1921, the Gilbert Camp in 1924 and the Candalaria silver-gold mine, which operated as an underground lode gold deposit in 1922 and again in the 1990's as an open cut, cyanide heap leach operation.

The Vet 1-4 mineral property could not be found in the historical record in what is referred to as the South Gilbert area on the Gilbert Junction access road.  The general area may have received prospecting attention during the early days because of the property location and favorable geological setting in an area of known silver, gold, base metal and industrial mineral occurrences.

Recommendations

Based on his review of geological information relating to the Vet 1 - 4 claims, Mr. McLeod recommends prospecting, mapping and a reconnaissance geochemical soil survey of the claim area.  The following two phase exploration proposal and cost estimate has been recommended, with the consecutive exploration phase being contingent upon positive results being obtained from the preceding phase:

Phase 1 - Completed

From late October until early December 2008 we carried out the first phase of the recommended exploration program, at a cost of $8,000.  The program consisted of detailed prospecting, mapping and MMI soil geochemistry.

In his 2008 Fieldwork Summary Report dated December 9, 2008, Mr. McLeod advised as follows:

A number of mobile metal ion (MMI) soil samples and subsequent IONIC leach analyses were found to be anomalous in the gold exploration suite (GES). The GES is composed of the elements cobalt, gold, nickel, palladium and silver.

The objective of the initial exploration undertaking was to assess areas that may require more detailed investigations to assist in determining their economic significance. The IONIC leach data obtained from the initial exploration work exhibit a number of possibly anomalous areas.

The analytical results were subjected to a statistical analysis. The statistical results obtained from the data allowed representation in the form of percentage distribution histograms for a variety of elements and particularly groups or suites of elements that are often found to occur together in ore situations and may be coincident in a variety of mineralogical settings.  The table summarizes the results for the GES comprised of cobalt, gold, nickel, palladium and silver, as this is the suite that exhibited a number of coincident anomalous samples that are summarized as follows:

Element

Anomalous

Sample Number

(ppb)

Cobalt

≥8.2

(8), 10, 11, (17), 23, (24)

Gold

≥0.84

14, 16, 17, (21), (24), (28), (33)

Nickel

≥35

8, (10), (23), 24, (25), 32, 35

Palladium

≥0.18

12, 23, 24

Silver

≥9.9

(8), (25), (28), (30), (32), (33), 35, 38, (39)

Arsenic

≥17

10, 17, 21

Although arsenic is not generally included in the GES it is here because it appears to be anomalous and somewhat coincidently with cobalt, gold and nickel.

This may indicate the detection of an underlying arsenical gold occurrence, such as arsenopyrite (gold-bearing arsenic sulphide) that quite commonly occurs in the general area.

Recommendations

The IONIC leach soil data displayed in the exhibits anomalous behavior in the GES and arsenic. The anomalous groups of values may be worthwhile undergoing fill-in soil sampling with minor replication to test for repeatability and the possibility of a sample value pattern developing.

Phase 2

Magnetometer and VLF electromagnetic or other geophysical grid-controlled surveys over the areas of interest determined by the Phase 1 survey.  This program is expected to take one month to complete.  Included in this estimated cost is transportation, accommodation, board, grid installation, the geophysical surveys, maps and report for an estimated cost of $9,000.

Management anticipates that this next phase of exploration will coincide with the financing needed to complete that phase, anticipated, but not assured, within the next four months.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in Nevada specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

-

Water discharge will have to meet water standards;

-

Dust generation will have to be minimal or otherwise re-mediated;

-

Dumping of material on the surface will have to be re-contoured and re-vegetated;

-

An assessment of all material to be left on the surface will need to be environmentally benign;

-

Ground water will have to be monitored for any potential contaminants;

-

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

-

There will have to be an impact report of the work on the local fauna and flora.

Because there will not be any appreciable disturbance to the land during the phase one and phase two exploration programs on the Vet property, we will not have to seek any government approvals prior to conducting exploration.

Employees

We have no employees as of the date of this prospectus other than our directors.

Research and Development Expenditures

We have not incurred any other research expenditures since our incorporation.

In October of 2008 we paid $3,500 of $8,000 total to Western Minerals Inc. to begin our first phase of exploration in Nevada.  The balance of $4,500 has been paid now that the phase one exploration program has been completed.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We have the right to explore for and extract minerals from the Vet 1 – 4 mineral claims.  We do not own any real property interest in the Vet 1 - 4 claims or any other property.

Item 3.

Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal United States market for our common equity is the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”), a quotation medium for subscribing members. Our common stock is quoted for trading on the OTC Bulletin Board under the symbol DAFX.  We were listed for quotation on the OTC Bulletin Board on June 14, 2009 and no trades have taken place.

Holders

As of November 12, 2009, there were approximately 39 holders of our common stock.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

We have no compensation plans under which our equity securities are authorized for issuance.

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6.

Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report contains "forward-looking statements" relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth.  For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended September 30, 2009.

Plan of Operation

As at September 30, 2009, we had a cash balance of $581.  In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock, additional shareholder loan commitments and/or the sale of part of our interest in our mineral claims.

If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector.  Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs, such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits.  Our current cash on hand will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition.  As a reporting company we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include the following:

•

our ability to raise additional funding;

•

the market price for minerals that may be found on the Vet 1 - 4 mineral claims;

•

the results of our proposed exploration programs on the mineral property; and

•

our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Results of Operations

We have had no operating revenues since our inception on July 26, 2007 through September 30, 2009, and have incurred operating expenses in the amount of $68,321 for the same period.  Our activities have been financed from the proceeds of share subscriptions and shareholder advances.

For the fiscal year ended September 30, 2009, general and administrative expenses were $50,775 and mineral exploration expenses were $800.  For the fiscal year ended September 30, 2008, general and administrative expenses were $13,246 and mineral exploration expenses were $3,500.

In their report on our audited financial statements as at September 30, 2009, our auditors expressed substantial doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $581 as of September 30, 2009, compared to a cash position of $12,994 at September 30, 2008.  Since inception through to and including September 30, 2009, we have raised $33,900 through private placements of our common shares and we have received shareholder advances of $35,002.

We expect to operate at a loss for at least the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A.

Quantative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.

Financial Statements and Supplementary Data.

DAFOE CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

September 30, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Dafoe Corp.

(An Exploration Stage Company)

Carson City, Nevada

We have audited the accompanying balance sheets of Dafoe Corp. (the “Company”) as of September 30, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from July 26, 2007 (inception) through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dafoe Corp. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years then and for the period from July 26, 2007 (inception) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

November 5, 2009

DAFOE CORP.

(An Exploration Stage Company)

BALANCE SHEETS

ASSETS

	September 30, 2009	September 30, 2008

Current assets:
Cash	$ 581	$ 12,994

Total current assets	581	12,994

Total assets	$ 581	$ 12,994

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable - Related party	$ 35,002	$ 26,240

Total current liabilities	35,002	26,240

Total liabilities	35,002	26,240

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 75,000,000	58,860	31,500
shares authorized, 58,860,000 and 31,500,000 shares issued and outstanding at September 30, 2009 and 2008 respectively

Additional paid-in capital	(24,960)	(28,000)

Deficit accumulated during the exploration stage	(68,321)	(16,746)

Total stockholders' deficit	(34,421)	(13,246)

Total liabilities and stockholders' deficit	$ 581	$ 12,994

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the years ended September 30, 2009 and 2008 and the period from

July 26, 2007 (inception) through September 30, 2009

	Year ended	Year ended	Inception through
	September 30, 2009	September 30, 2008	September 30, 2009

Costs and expenses:

Mineral exploration	$ 800	$ 3,500	$ 4,300

General and administrative	50,775	13,246	64,021

Net loss	$ (51,575)	$ (16,746)	$ (68,321)

Net loss per share:

Basic and diluted	$ -	$ -

Weighted average shares outstanding

Basic and diluted	57,309,534	31,500,000

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended September 30, 2009 and 2008 and the period from

July 26, 2007 (inception) through September 30, 2009

	Year ended	Year ended	Inception through
	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$ (51,575)	$ (16,746)	$ (68,321)

Adjustment to reconcile net loss to
cash used in operating activities:

Net change in:

Accounts payable	-	-	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(51,575)	(16,746)	(68,321)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Cash received from the sale of	30,400	3,500	33,900
common stock

Shareholder advances	8,762	26,240	35,002

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	39,162	29,740	68,902

NET INCREASE IN CASH	(12,413)	12,994	581

Cash, beginning of period	12,994	-	-

Cash, end of period	$ 581	$ 12,994	$ 581

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

Period from July 26, 2007 (Inception) through September 30, 2009

				Deficit
			Additional	accumulated
	Common Stock		paid-in	during the
	Shares	Amount	capital	exploration	Total

Issuance of common
stock for cash	-	$ -	$ -	$ -	$ -

Net loss				-	-

Balance, September 30, 2007	-	-	-	-	-

Issuance of common	31,500,000	31,500	(28,000)		3,500
stock for cash

Net loss	-	-	-	(16,746)	(16,746)

Balance, September 30, 2008	31,500,000	31,500	(28,000)	(16,746)	(13,246)

Issuance of common	27,360,000	27,360	3,040		30,400
stock for cash

Net loss				(51,575)	(51,575)

Balance, September 30, 2009	58,860,000	$ 58,860	$ (24,960)	$ (68,321)	$ (34,421)

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2009

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on July 26, 2007.   The Company is in the pre-exploration stage for a mineral property.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $68,321 since its inception, has negative working capital of $34,421, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, effective for financial statements issued for interim and annual periods ending after June 15, 2009, which requires us to disclose the date through which we have evaluated subsequent events and whether the date corresponds with the release of our financial statements. We have evaluated subsequent events through November 5, 2009, the date the financial statements were available to be issued.

Note 2

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Accounting Standard Codification Statement No. 915 and Securities and Exchange Commission Industry Guide 7 for its characterization of the Company as an exploration stage.

DAFOE CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2009

Note 2

Summary of Significant Accounting Policies (continued)

Mineral Property

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

Use of Estimates and Assumptions

Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes.  Under the assets and liability method deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would be anti-dilutive.

DAFOE CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2009

Note 2

Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The Company's functional currency is United States ("U.S.") dollars as substantially all of the Company's operations use this denomination.  The Company uses the U.S. dollar as its reporting currency.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company's current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Property and Equipment

Property and equipment other than oil and natural gas properties is carried at cost. Depreciation is provided principally on the straight-line method over the useful lives as follows:

Furniture and equipment

3 – 7 years

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and related party loan approximate their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

DAFOE CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2009

Note 2

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

Effective June 30, 2009, we adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events (see Note 1).

Effective April 1, 2009, we adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825-10-65, “Financial Instruments.” The adoption of ASC 825-10-65 did not have an impact on our consolidated results of operations or financial condition. Our adoption of the standard had no impact on our financial results.

Effective January 1, 2009, we adopted guidance issued by the FASB that relates to the presentation and accounting for noncontrolling interests, which is included in the Codification in ASC 810-10-65, “Consolidation.” In accordance with ASC 810-10-65, noncontrolling interests (previously shown as minority interest) are reported below net income under the heading “Net income attributable to noncontrolling interests” in the statements of income and shown as a component of equity in the balance sheets. Our adoption of the standard had no impact on our financial results.

Effective January 1, 2009, we adopted guidance issued by the FASB that requires enhanced disclosures regarding derivative instruments and hedging activities, enabling a better understanding of their effects on an entity’s financial position, financial performance and cash flows. The guidance is included in the Codification in ASC 815-10, “Derivatives and Hedging.” Our adoption of the standard had no impact on our financial results.

DAFOE CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2009

Note 2

Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Effective January 1, 2008, we adopted ASC 820-10, “Fair Value Measurements and Disclosures,” with respect to recurring financial assets and liabilities. We adopted ASC 820-10 on January 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Our adoption of the standard had no impact on our consolidated financial results. Our adoption of the standard had no impact on our financial results.

Note 3

Related Party Transactions

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

During the fiscal year ended September 30, 2008, the Company issued 31,500,000 (post split) common shares for $3,500 to a director of the Company.

The company was charged the following by a director of the Company:

	Year ended September 30, 2009	Year ended September 30, 2008

Management fees	$ 3,000	$ 2,000

Note 4

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (“SFAS”), No. 109 “Accounting for Income Taxes”.  Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The significant components of the Company’s deferred tax assets are as follows:

DAFOE CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2009

Note 4

Income Taxes (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2009	September 30, 2008
Refundable Federal income tax attributable to:
Current operations	$ 17,500	$ 5,700
Less, change in valuation allowance	(17,500)	(5,700)
Net refundable amount	$ -	$ -

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	September 30, 2009	September 30, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$ 23,200	$ 5,700
Less, valuation allowance	(23,200)	(5,700)
Net deferred tax asset	$ -	$ -

The Company has determined that a valuation allowance of $23,200 at September 30, 2009, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2009 was approximately $17,500. As of September 30, 2009, the Company has a net operating loss carry-forward of $68,300, which is available to offset future federal taxable income, if any, with expiration beginning 2028.

Note 5

Equity

During the period from July 26, 2007 (inception) through September 30, 2008, the Company issued 31,500,000 (post-split) shares of common stock to a director of the Company for $3,500.

In October 2008 the Company raised $30,400 through a private offering which included 38 shareholders, and the issuance of 27,360,000 (post split) common shares of stock.

In November 2008 the Board of Directors of the Company approved a 1 for 18 forward stock split. The stock split is presented retroactively throughout the financial statements and footnotes.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A(T).

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer as of the end of the period covered by this report, our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2009.

In connection with the preparation of our financial statements for the years ended September 30, 2009 certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

These weaknesses are due to our lack of working capital to hire additional staff during the period covered by this report.  Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified.  We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and his age and titles as of the date of this report are as follows:

Name	Age	Position
Kyle Beddome	28	President, Secretary, Treasurer and Chief Executive Officer

Mr. Beddome will serve until the next annual meeting of the stockholders or until his successor is elected and qualified.  Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Biographical information

Mr. Kyle Beddome has acted as our president, secretary, treasurer and chief executive officer and as a director since our incorporation on July 26, 2007.  Mr. Beddome, since July 26, 2007, is also the president, secretary, treasurer and chief executive officer and as a director of Tuffnell Ltd., a base mineral exploration company.  From 2003 through 2004, Mr. Beddome was an owner and managing partner of Where to Eat At.com LLC.  From 2005 through 2006, Mr. Beddome was a retail manager of Sport Chalet, Inc.  From 2006 through 2008, Mr. Beddome was a real estate and investment consultant for Provident Partners Realty and Management.  From 2008 through the present, Mr. Beddome has been a real estate and investment consultant for Coldwell Banker residential brokerage as well as real estate investment contracting, remodelling, interior design consultant for Dynamic Investments LLC. Mr. Beddome is a graduate of Mesa Community College, Chandler/Gilbert CC, Arizona State University and Arizona School of Real Estate and Business.

Mr. Beddome does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Beddome devotes approximately 25% of his business time to our affairs.

Significant Employees and Consultants

We have no employees other than Kyle Beddome, who is our sole director and officer.  For our accounting requirements we utilize the consulting services of an independent bookkeeper to assist in the preparation of our interim financial statements in accordance with accounting principles generally accepted in the United States.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Beddome.

Audit Committee Financial Expert

Mr. Beddome is our sole director and does not qualify as an “audit committee financial expert.” We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe that the services of an audit committee financial expert are not warranted at this time.

Role and Responsibilities of the Board

The Board of Directors oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors holds regular meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

Our Board of Directors considers good corporate governance to be important to our effective operations. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed.  Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

As we have only one director and executive officer, there are no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Code of Ethics is attached to this report as an exhibit.

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended September 30, 2007 and for the fiscal years ended September 30, 2008 and September 30, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Kyle Beddome, President , CEO, Secretary, Treasurer and Director	2009 2008 2007	3,000 2,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	3,000 2,000 0

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Kyle Beddome during the period from our inception on July 26, 2007 through the fiscal period ending September 30, 2009.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between our company and Kyle Beddome.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this registration statement, by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of our company; (ii) each of our directors, and (iii) officers and directors as a group.

Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before our stockholders. To the best of our knowledge, there exist no arrangements that could cause a change in voting control of our company. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent Owned (1)
Common Stock	Kyle Beddome	31,500,000	53.5%
Common Stock	All directors and executive officers as a group (one individual)	31,500,000	53.5%

(1)

The percent ownership of class is based on 58,860,000 shares of common stock issued and outstanding as of the date of this report.

Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

any of our directors or executive officers;

•

any person proposed as a nominee for election as a director;

•

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons; or

•

any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our company.

Promoters and control persons

The promoter of our company is Kyle Beddome.

There is nothing of value to be received by the promoter, either directly or indirectly, from us. Additionally, there have been no assets acquired or are any assets to be acquired from the promoter, either directly or indirectly, from us.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by LBB & Associates, Ltd., LLP, our current auditors, for the fiscal year ended September 30, 2009 and the period ended September 30, 2008:

	Fiscal year ended September 30, 2009	Period from inception to September 30, 2008
Audit Fees	$ 2,410	$ 7,950
Audit Related Fees	$ 5,750	$ -
Tax Fees	$ -	$ -
All Other Fees	$ -	$ -

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-10, and are included as part of this report:

Financial Statements for the fiscal year ended September 30, 2009:

Reports of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of Stockholders’ Deficit

Notes to Financial Statements

(b)

Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 19 of this report, and are incorporated herein by this reference.

(c)

Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Number

Exhibit Description

3.1

Articles of Incorporation (1)

3.2

Bylaws (1)

10.1

Mineral Property Agreement dated July 20, 2008 (1)

14.1

Code of Ethics

31.1

Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as an exhibit to our registration statement on Form S-1 filed December 31, 2008 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAFOE CORP.

/s/ Kyle Beddome

Kyle Beddome

President, Chief Executive Officer,  Principal

Accounting Officer, and Director

November 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kyle Beddome

Kyle Beddome

President, Chief Executive Officer,

Secretary, Treasurer, Principal

Accounting Officer, Principal

Financial Officer and Director

November 12, 2009