Form 10-Q
period 2009-12-31
Dafoe Corp.
filed 2010-01-28
CIK 1450552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended   December 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,860,000 shares of common stock at a par value of $0.001 outstanding as of January 25, 2010.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

DAFOE CORP.

(An Exploration Stage Company)

BALANCE SHEETS

ASSETS

	December 31, 2009	September 30, 2009
	(Unaudited)
Current assets:
Cash	$ 635	$ 581

Total current assets	635	581

Total assets	$ 635	$ 581

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable - Related party	$ 42,702	$ 35,002

Total current liabilities	42,702	35,002

Total liabilities	42,702	35,002

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000	58,860	58,860
shares authorized, 58,860,000 shares issued and
outstanding at December 31, 2009 and September 30, 2009

Additional paid-in capital	(24,960)	(24,960)

Deficit accumulated during the exploration stage	(75,967)	(68,321)

Total stockholders' deficit	(42,067)	(34,421)

Total liabilities and stockholders' deficit	$ 635	$ 581

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the three months ended December 31, 2009 and 2008 and the period from

July 26, 2007 (inception) through December 31, 2009

(Unaudited)

	Three months	Three months	Inception through
	December 31, 2009	December 31, 2008	December 31, 2009

Costs and expenses:

Mineral exploration	$ -	$ -	$ 4,300

General and administrative	7,646	24,255	71,667

Net loss	$ (7,646)	$ (24,255)	$ (75,967)

Net loss per share:

Basic and diluted	$ 0.00	$ 0.00

Weighted average shares
outstanding:

Basic and diluted	58,860,000	49,640,870

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2009 and 2008 and the period from

July 26, 2007 (inception) through December 31, 2009

(Unaudited)

	Three months	Three months	Inception through
	December 31, 2009	December 31, 2008	December 31, 2009

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$ (7,646)	$ (24,255)	$ (75,967)

Adjustment to reconcile net loss to
cash used in operating activities:

Net change in:

Accounts payable	-	2,635	-

CASH FLOWS USED IN OPERATING	(7,646)	(21,620)	(75,967)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES:

Cash received from the sale of	-	30,400	33,900
common stock

Proceeds from note payable – related party	7,700	-	42,702

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	7,700	30,400	76,602

NET INCREASE IN CASH	54	8,780	635

Cash, beginning of period	581	12,994	-

Cash, end of period	$ 635	$ 21,774	$ 635

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2009

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited interim financial statements of Dafoe Corp. ("Dafoe" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009, as reported in the Form 10-K, have been omitted.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, January 25, 2010.

Note 2

Related Party Transactions

The company was charged the following by a director of the Company:

	Three months ended December 31, 2009	Three months ended December 31, 2008

Management fees	$ -	$ 1,000

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

Results of Operations for the Three Months Ending December 31, 2009

We have not earned any revenues from our incorporation on July 26, 2007 to December 31, 2009.  We do not anticipate earning revenues unless we enter into commercial production on the Vet 1- 4 claims, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Vet 1 - 4 claims, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $7,646 for the three month period ended December 31, 2009 consisting of general and administrative expenses, compared to $24,255 for the three months ended December 31, 2008.

From the date of inception of July 26, 2007 to December 31, 2009 we have incurred total operating expenses of $75,967, consisting of mineral exploration costs of $4,300 and general and administrative costs of $71,667.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated from the sale of common stock and from shareholder advances.

Our principal sources of liquidity as of December 31, 2009 consisted of $635 in cash.

Since inception through to and including December 31, 2009, we have raised $33,900 through private placements of our common shares and received $42,702 in shareholder advances.  In the fall of 2008 we completed our first phase of exploration and are currently awaiting the results of that exploration to return from Australia.   Should these results be favorable we will be in a position to plan the next phase two of exploration.  The financing for this second phase could come from further equity financing or could come from the further lending of funds from Mr. Beddome, our President.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

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

Item 4:

Controls and Procedures

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on December 31, 2009.  This evaluation was conducted by Kyle Beddome, our President, Chief Executive Officer and Principal Accounting Officer.

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

We did not issue any securities during the quarter ended December 31, 2009.

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

DATED:   January 25, 2010

DAFOE CORP.

By: /s/ Kyle Beddome

-------------------------------------

Kyle Beddome

President, Chief Executive Officer,

Principal Accounting Officer and Director