Form 10-Q
period 2010-03-31
Dafoe Corp.
filed 2010-04-21
CIK 1450552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended   March 31, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Small reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,860,000 shares of common stock at a par value of $0.001 outstanding as of April 15, 2010.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

DAFOE CORP.

(An Exploration Stage Company)

BALANCE SHEETS

ASSETS

	March 31, 2010	September 30, 2009
	(Unaudited)
Current assets:
Cash	$ 156	$ 581

Total current assets	156	581

Total assets	$ 156	$ 581

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable - Related party	$ 44,702	$ 35,002

Total current liabilities	44,702	35,002

Total liabilities	44,702	35,002

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 75,000,000
shares authorized, 58,860,000 shares issued and
outstanding at March 31, 2010 and September 30, 2009	58,860	58,860

Additional paid-in capital	(24,960)	(24,960)

Deficit accumulated during the exploration stage	(78,446)	(68,321)

Total stockholders' deficit	(44,546)	(34,421)

Total liabilities and stockholders' deficit	$ 156	$ 581

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2010 and 2009 and the period from

July 26, 2007 (inception) through March 31, 2010

(Unaudited)

	Three months	Three months	Six months	Six months	Inception through
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010

Costs and expenses:

Mineral exploration	$ -	$ -	$ -	$ -	$ 4,300

General and administrative	2,479	13,520	10,125	37,775	74,146

Net loss	$ (2,479)	$ (13,520)	$ (10,125)	$ (37,775)	$ (78,446)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:

Basic and diluted	58,860,000	58,860,000	58,860,000	55,750,549

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2010 and 2009 and the period from

July 26, 2007 (inception) through March 31, 2010

(Unaudited)

	Six months	Six months	Inception through
	March 31, 2010	March 31, 2009	March 31, 2010

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$ (10,125)	$ (37,775)	$ (78,446)

Adjustment to reconcile net loss to
cash used in operating activities:

Net change in:

Accounts payable	-	-	-

CASH FLOWS USED IN OPERATING	(10,125)	(37,775)	(78,446)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES:

Cash received from the sale of	-	30,400	33,900
common stock

Shareholder advances	9,700	(4,000)	44,702

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	9,700	26,400	78,602

NET INCREASE IN CASH	(425)	(11,375)	156

Cash, beginning of period	581	12,994	-

Cash, end of period	$ 156	$ 1,619	$ 156

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2010

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

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued.

Note 2

Related Party Transactions

The company was charged the following by a director of the Company:

	Six months ended March 31, 2010	Six months ended March 31, 2009

Management fees	$ -	$ 2,000

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 . We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q ("Report") are forward looking.  The words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements."  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, our company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our Annual Report on Form 10-K, as well as in other documents we file with the Securities and Exchange Commission ("SEC").

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

Results of Operations for the Three and Six Months Ending March 31, 2010

We have not earned any revenues from our incorporation on July 26, 2007 to March 31, 2010.  We do not anticipate earning revenues unless we enter into commercial production on the Vet 1- 4 claims, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Vet 1 - 4 claims, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $2,479 for the three month period ended March 31, 2010 consisting of general and administrative expenses, compared to $13,520 for the three months ended March 31, 2009.

We incurred operating expenses in the amount of $10,125 for the six month period ended March 31, 2010 consisting of general and administrative expenses, compared to $37,775 for the six months ended March 31, 2009.

From the date of inception of July 26, 2007 to March 31, 2010 we have incurred total operating expenses of $78,446, consisting of mineral exploration costs of $4,300 and general and administrative costs of $74,146.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated from the sale of common stock and from shareholder advances.

Our principal sources of liquidity as of March 31, 2010 consisted of $156 in cash.

Since inception through to and including March 31, 2010, we have raised $33,900 through private placements of our common shares and received $44,702 in shareholder advances.  In the fall of 2008 we completed our first phase of exploration and are currently awaiting the results of that exploration to return from Australia.   Should these results be favorable we will be in a position to plan the next phase two of exploration.  The financing for this second phase could come from further equity financing or could come from the further lending of funds from Mr. Beddome, our President.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

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

Item 4:

Controls and Procedures

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on March 31, 2010.  This evaluation was conducted by Kyle Beddome, our President, Chief Executive Officer and Principal Accounting Officer.

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

Item 2.

Changes in Securities and Use of Proceeds

We did not issue any securities during the quarter ended March 31, 2010.

Item 3.

Defaults Upon Senior Securities

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

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   April 15, 2010

DAFOE CORP.

By: /s/ Kyle Beddome

-------------------------------------

Kyle Beddome

President, Chief Executive Officer,

Principal Accounting Officer and Director