Form 10-Q
period 2010-06-30
Dafoe Corp.
filed 2010-08-06
CIK 1450552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,860,000 shares of common stock at a par value of $0.001 outstanding as of July 30, 2010.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

DAFOE CORP.

(An Exploration Stage Company)

BALANCE SHEETS

ASSETS

	June 30, 2010	September 30, 2009
	(Unaudited)
Current assets:
Cash	$ 398	$ 581

Total current assets	398	581

Total assets	$ 398	$ 581

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ -	$ -
Notes payable - Related party	47,702	35,002

Total current liabilities	47,702	35,002

Total liabilities	47,702	35,002

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 75,000,000	58,860	58,860
shares authorized, 58,860,000 shares issued and
outstanding at June 30, 2010 and September 30, 2009

Additional paid-in capital	(24,960)	(24,960)

Deficit accumulated during the exploration stage	(81,204)	(68,321)

Total stockholders' deficit	(47,304)	(34,421)

Total liabilities and stockholders' deficit	$ 398	$ 581

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2010 and 2009 and the period from

July 26, 2007 (inception) through June 30, 2010

(Unaudited)

	Three months	Three months	Nine months	Nine months	Inception through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Costs and expenses:

Mineral exploration	$ -	$ -	$ -	$ -	$ 4,300

General and administrative	2,758	7,643	12,883	45,418	76,904

Net loss	$ (2,758)	$ (7,643)	$ (12,883)	$ (45,418)	$ (81,204)

Net loss per share:

Basic and diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average shares
outstanding:

Basic and diluted	58,860,000	58,860,000	58,860,000	56,787,033

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2010 and 2009 and the period from

July 26, 2007 (inception) through June 30, 2010

(Unaudited)

	Nine months	Nine months	Inception through
	June 30, 2010	June 30, 2009	June 30, 2010

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$ (12,883)	$ (45,418)	$ (81,204)

Adjustment to reconcile net loss to
cash used in operating activities:

Net change in:

Accounts payable	-	-	-

CASH FLOWS USED IN OPERATING	(12,883)	(45,418)	(81,204)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES:

Cash received from the sale of	-	30,400	33,900
common stock

Additional paid in capital	-	-	-

Shareholder advances	12,700	5,062	47,702

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	12,700	35,462	81,602

NET INCREASE IN CASH	(183)	(9,956)	398

Cash, beginning of period	581	12,994	-

Cash, end of period	$ 398	$ 3,038	$ 398

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2010

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

Note 2

Related Party Transactions

The company was charged the following by a director of the Company:

	Nine months ended June 30, 2010	Nine months ended June 30, 2009

Management fees	$ -	$ 3,000

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

Note 3

Subsequent Event

On July 28th, 2010 the Company entered into a letter of intent to acquire a 100% in Agkha Intelli-Tec, a Dubai-based Radio-Frequency Identification (RFID) and digital security solutions provider in exchange for approximately a 59% ownership of the Company.

Closing of the transaction is subject to certain conditions precedent, including the execution and delivery of definitive transaction documents mutually satisfactory to the parties, and completion of due diligence by the Company.  Closing is expected to occur during the third quarter of 2010, subject to extension for completion of due diligence.

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

Plan of Operations

Mineral Property

We have commenced operations as an exploration stage company.  We are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover.  We own a 100% interest in four mineral claims known as the Vet 1 - 4 claims, which are located in the west-central area of the State of Nevada, approximately 30 air miles west of the town of Tonopah.  We purchased these claims from Western Minerals, Inc.

We had anticipated carrying out a second phase of exploration on our mineral property, consisting of magnetometer and VLF electromagnetic or other geophysical grid-controlled surveys for a total estimated cost of $9,000, subject to obtaining suitable financing for such program.  However, to date we have been unsuccessful in raising sufficient funding to carry out the exploration program.

Agkha-Intelli-Tec

On July 28th, 2010 we entered into a letter of intent to acquire a 100% in Agkha Intelli-Tec, a Dubai-based Radio-Frequency Identification (RFID) and digital security solutions provider in exchange for approximately a 59% ownership of our company. Agkha's technologies assist in the prevention of fraud, check security, electronic airline boarding passes, RFID technology, intelligent parking solutions, SMART video broadcasting and integrated consulting solutions.

Closing of the transaction is subject to certain conditions precedent, including the execution and delivery of definitive transaction documents mutually satisfactory to the parties, and completion of our due diligence. Closing is expected to occur during the third quarter of 2010, subject to extension for completion of due diligence. There can be no assurances that the closing will occur, or if it does occur, what the final terms of the transaction will be.

Agkha Intelli-Tec utilizes patented SMART solutions that include fraud prevention, document security and protection, secure passenger travel, parking payment solutions, bespoke consulting solutions and other cutting-edge solutions that help governments speed up their transition towards e-government.

Agkha Intelli-Tec’s Smart Boarding Pass significantly improves the airline passenger travel experience.  By encoding the printed boarding pass data onto the built in RFID chip, it is protected from being tampered with and prevents fraudulent usage of the boarding pass.  The company's highly innovative Unified ID solution is designed to aid governments in their transition towards full e-government.  It does this by speeding up and simplifying vertical and horizontal integration, and sharing the transfer of information between heterogeneous IT environments.

Agkha Intelli-Tec is a rapidly growing Smart Solutions company inspired by innovation and empowered by technology.  Headquartered in the futuristic city of Dubai, Agkha Intelli-Tec is staffed by experienced professionals with over 30 years combined experience. The company was formed to help organizations prevent fraud and reduce forgery using a range of patented SMART solutions tailored to suit their exact needs.

Funding

In addition to the proposed phase 2 exploration program on our mineral property for an estimated cost of $9,000, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with complying with reporting obligations, and an additional $15,000 on our due diligence efforts with respect to our proposed acquisition of Agkha Intelli-Tec.  Total expenditures over the next 12 months are therefore expected to be approximately $39,000.

We will require additional funding in order to proceed with our due diligence program and for additional exploration on the Vet 1 - 4 claims, and to cover administrative expenses.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans.  We do not have any arrangements in place for any future equity financing or loans.

Results of Operations for the Three and Nine Months Ending June 30, 2010

We have not earned any revenues from our incorporation on July 26, 2007 to June 30, 2010.  We do not anticipate earning revenues unless we enter into commercial production on the Vet 1- 4 claims, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Vet 1 - 4 claims, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $2,758 for the three month period ended June 30, 2010 consisting of general and administrative expenses, compared to $7,643 for the three months ended June 30, 2009.

We incurred operating expenses in the amount of $12,883 for the nine month period ended June 30, 2010 consisting of general and administrative expenses, compared to $45,418 for the nine months ended June 30, 2009.

From the date of inception of July 26, 2007 to June 30, 2010 we have incurred total operating expenses of $81,204, consisting of mineral exploration costs of $4,300 and general and administrative costs of $76,904.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated from the sale of common stock and from shareholder advances.

Our principal sources of liquidity as of June 30, 2010 consisted of $398 in cash.

Since inception through to and including June 30, 2010, we have raised $33,900 through private placements of our common shares and received $47,702 in shareholder advances.  In the fall of 2008 we completed our first phase of exploration and are currently awaiting the results of that exploration to return from Australia.   Should these results be favourable we will be in a position to plan the next phase two of exploration.  The financing for this second phase could come from further equity financing or could come from the further lending of funds from Mr. Beddome, our President.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

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

Item 4:

Controls and Procedures

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on June 30, 2010.  This evaluation was conducted by Kyle Beddome, our President, Chief Executive Officer and Principal Accounting Officer.

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

We did not issue any securities during the quarter ended June 30, 2010.

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

Reports on Form 8-K

(i)

On August 2nd, 2010 we announced that we had signed a letter of intent to acquire a 100% interest in Agkha Intelli-Tec, a Dubai-based Radio-Frequency Identification (RFID) and digital security solutions provided in exchange for approximately 59% ownership of our company.  Closing of the transaction is subject to certain conditions precedent, including the execution a delivery of definitive transaction documents mutually satisfactory to the parties, and completion of our due diligence. Closing is expected to occur during the third quarter of 2010, subject to extension for completion of due diligence.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   August 6, 2010

DAFOE CORP.

By: /s/ Kyle Beddome

-------------------------------------

Kyle Beddome

President, Chief Executive Officer,

Principal Accounting Officer and Director