Form 10-K
period 2010-09-30
Dafoe Corp.
filed 2010-12-29
CIK 1450552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

Commission File No. 000-53609

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $13,680,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 73,860,000 shares of common stock issued and outstanding as of December 27, 2010.

Documents incorporated by reference: None.

Table of Contents

Item

Page

PART I

Item 1.

Business

1

Item 1A.

Risk Factors

6

Item 1B.

Unresolved Staff Comments

11

Item 2.

Properties

11

Item 3.

Legal Proceedings

11

Item 4.

Removed and Reserved

11

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Securities

11

Item 6.

Selected Financial Data

12

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

12

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

15

Item 8.

Financial Statements and Supplementary Data

15

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

20

Item 9A.

Controls and Procedures

26

Item 9B.

Other Information

27

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

28

Item 11.

Executive Compensation

29

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

30

Item 13.

Certain Relationships and Related Transactions and Director Independence

31

Item 14.

Principal Accounting Fees and Services

31

PART IV

Item 15.

Exhibits, Financial Statements Schedules

32

SIGNATURES

33

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

Organizational History

Until September 2010, Dafoe Corp. was an exploration stage company engaged in the acquisition and exploration of mineral properties.  During the fiscal year ended September 30, 2010, we owned a 100% interest in four mineral claims known as the Vet 1 – 4 claims, which are located in the west-central area of the State of Nevada, approximately 30 air miles west of the town of Tonopah.  We purchased these claims from Western Minerals Inc.

We had anticipated carrying out a second phase of exploration on our mineral property, consisting of magnetometer and VLF electromagnetic or other geophysical grid-controlled surveys during the last fiscal year, subject to obtaining suitable financing for such program.  However, we were unable to obtain the funding necessary to complete this second phase of exploration.  As a result, because of a lack of funding, the mineral rights to the Vet 1 – 4 mineral claims expired and were lost in September 2010.

During the past few months, the Board of Directors initiated activities that, in its opinion, could increase stockholder value more than the development of the four mineral assets. Our Board of Directors considered either (i) acquiring a new business or (ii) acquiring assets from another company and starting a new business.  These activities to enhance stockholder value by operating a new business increased when the mineral rights expired and the company lost all of its assets and its operations.  As explained below, during the past six months, the Board’s activities resulted in the unsuccessful attempt to acquire Agkha Intelli-Tec, a radio-frequency identification company, and ultimately, the decision to start a new luxury brand skin care products business.

Agkha-Intelli-Tec.  On July 28, 2010 we announced that we had entered into a letter of intent to acquire a 100% in Agkha Intelli-Tec, a Dubai-based Radio-Frequency Identification (RFID) and digital security solutions provider in exchange for approximately a 59% ownership of our company. Agkha's technologies assist in the prevention of fraud, check security, electronic airline boarding passes, RFID technology, intelligent parking solutions, SMART video broadcasting and integrated consulting solutions.

Upon completion of our due diligence, and following further negotiations with Agkha Intelli-Tec, we elected not to proceed with this transaction.  As a result, we formally terminated our negotiations with Agkha Intelli-Tec in September 2010.

Transition to New Business---Davi Luxury Brand Group.  In November 2010, our Board became aware of the availability of “Davi Skin” skin care brand and certain related intellectual properties that were used by a luxury brand skin care company that had ceased operations.  In addition, our Board contacted Parrish Medley and Carlo Mondavi, two executives who previously were the co-founders and executive officers of that luxury brand skin care company, to discuss their availability in building a new company based on the “Davi Skin” brand.  Based on the foregoing, this company elected to acquire the “Davi Skin” intellectual properties, to hire the two executives, and to enter into the luxury brand skin care business.

On November 30, 2010, we entered into an agreement (the “Purchase Agreement”) with Zenith Global Enterprises Limited, an unaffiliated Hong Kong company (“Zenith”), to acquire certain trade names and trademarks, an Internet address, and logos that were previously used by Davi

Skin, Inc., in connection with a line of luxury branded skincare products for men and women distributed by Davi Skin, Inc. (the "Transaction”).  We agreed to purchase these marketing assets in exchange for 15,000,000 shares of our common stock. The Transaction was consummated on December 22, 2010.   As a result, we now own all of the rights to the “Davi Skin” brand, logo, website address and other marketing rights.

The “Davi Skin” brand, logo and related rights that we now own were previously used by Davi Skin, Inc., a Nevada corporation that ceased operations earlier in 2010 and sought creditor protection by filing a Chapter 7 petition under the United States Bankruptcy Laws (United States Bankruptcy Court District Of Nevada--Case No. BK-S-10-20965-bam Chapter 7).  Zenith, a major stockholder of Davi Skin, Inc., purchased certain of the Davi Skin, Inc. assets from the Bankruptcy Trustee in September 2010, but did not acquire Davi Skin, Inc.’s remaining business, employees, properties, liabilities and operations.  Zenith did not use the Davi Skin assets that it acquired and did not conduct any activities in the skin care business.  In order to realize a return on the Davi Skin, Inc. assets that it owned, Zenith entered into the Purchase Agreement with our company pursuant to which we agreed to acquire the Davi Skin assets.  Zenith is an independent, third-party and is not affiliated with our company.  This company did not acquire the prior operations of Davi Skin, Inc. or any of its other assets, properties, contracts, or employees.

Concurrently with the execution of the Purchase Agreement, Kyle Beddome, our sole director and Chief Executive Officer, agreed to sell to Parrish Medley and Carlo Mondavi 11,250,000 shares and 18,750,000 shares, respectively, of our common stock that he owned.  The sale of the shares to Messrs. Medley and Mondavi was consummated on December 22, 2010.

In addition, Kyle Beddome appointed Parrish Medley and Carlo Mondavi to the Board of Directors and elected them as officers, effective December 22, 2010.  Accordingly, as of this date, Mr. Medley is the President, and Mr. Mondavi is the company’s Chairman of the Board.  To assure a seamless transition to new management, Mr. Beddome has agreed to remain our Chief Executive Officer and the interim Chief Financial Officer until December 30, 2010, at which time he plans to resign as an officer and director.  Upon his resignation, Mr. Medley will assume the office of Chief Executive Officer and the interim Chief Financial Officer.

Carlo Mondavi and Parrish Medley previously were officers and directors of Davi Skin, Inc., a company that became a public company whose shares were traded on the OTC Bulletin Board in 2004.  Mr. Medley and Mr. Mondavi resigned as officers and directors of Davi Skin, Inc. in March 2006 and July 2008, respectively.  Davi Skin, Inc. experienced financial difficulties after Messrs. Medley and Mondavi left that company, which financial difficulties ultimately led to that company’s liquidation in the Bankruptcy Court.

In order to capitalize on the “Davi” brand and to leverage the recognition of the Davi skin care line of products that we intend to market, our Board of Directors approved an amendment to this company’s name.  Our Board believes that a change of our company’s name to “Davi Luxury Brand Group, Inc.” is in the best interest of our company.  Accordingly, the Board of Directors and the holders of the majority of our common stock have approved and amendment to this company’s articles of incorporation to formally change the name of this company.  The proposed change of name is expected to take effect on or before December 31, 2010.

Finally, the Board of Directors has decided to relocate the company’s executive offices from Carson City, Nevada, to Beverly Hills, California.  We currently anticipate that the office will be relocated early in January 2011.

We believe that we can use the Davi Skin assets to create a new cosmetics business with a new line of products.  We believe that by developing a line of luxury skincare products based on  new formulations, and by pursing a different and more financially efficient marketing and manufacturing plan, we can build a new financially viable company for all of our stockholders.  In this regard, Mr. Medley and Mr. Mondavi have agreed to lead us into this new line of business.  Although there is no assurance that we will be successful in this venture, we believe that the combination of (i) the “Davi Skin” brand and logo, (ii) the experience that Messrs. Medley and Mondavi have in the skincare business having operated Davi Skin, Inc, before, along with their contacts with various skincare formulators, manufacturers, distributors, and retailers, and (iii) the goodwill associated with the “Mondavi” name, will enhance our chances of building a successful business and provide us with a significant marketing advantage.

We are currently developing, and expect to maintain our corporate website at www.daviskin.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other related information will be available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.  Our Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K or any other Securities and Exchange Commission filing.

Proposed Business.

Our goal is to develop a skincare/cosmetics business based on a series of an all-natural grape-based luxury branded skincare products marketed under the “Davi Skin” and “Davi” brand names.  Our goal is to develop, manufacture and market a line of high quality skincare products that are sold as prestige products principally through limited distribution channels to complement the images associated with the “Davi Skin” and “Davi” brands.  Our business plan contemplates the sale of the Davi products primarily through upscale department stores, specialty retailers, prestige hotels, salons and spas.  In addition, our goal is to have our products available for sale through our www.daviskin.com website, in stores on cruise ships, high-end luxury hotels and resorts, and in-flight and duty-free shops.

Proposed Products.

Our new management plans to develop a new line of skin care products based on their prior experience with skin care products.  Management has contacted an independent cosmetics formulator for the purpose of developing these formulations with a proprietary bio complex blend of 10 different raw materials, which we intend to be the foundation of all of the products we develop. These materials contain anti-oxidant properties that are believed to help fight free radical damage caused by sunlight, stress and other environmental factors. Other ingredients we expect will be used in these formulas will be selected for their efficacy in helping to correct existing skin damage and age-related signs (such as wrinkles, reduced skin firmness and poor elasticity).  Our goal is to develop a line of crèmes that use natural, renewable ingredients that are desired by consumers and incorporated into skin care products using the latest technology, to distinguish our luxury products from those brands that rely on petrochemical and/or undesirable synthetic ingredients.

We have recently provided the formulator with our product profile for each of these products which involve a desired list of ingredients along with product features and benefits. The formulator has developed several samples based on these product specifications, and we are currently in the process of evaluating and making adjustments to the formulations.  In addition to developing a product that incorporates natural ingredients believed to contain anti-aging properties, our goal is also to have our products provide consumers with a pleasurable sensory experience, most particularly smell and touch.

Based on information provided to us by our formulator, we hope to have completed the formulation and development process for some initial products early in the first quarter of 2011, so that we can commence testing of the products before manufacturing.  Our testing will be conducted by the company we hire to manufacture our products.  We intend to test all of the products for stability and compliance with the Cosmetic Toiletry Fragrance Association ("CFTA") standards, a self-regulatory organization for the cosmetic industry. This will include various types of tests, including product safety, preservative efficacy, package stability, and assay testing for all products, including over the counter ingredients. Testing stability involves a three month period where analysts are looking for changes in viscosity (thickness), appearance and odor at various temperatures to help determine shelf life, expiry dates, and other things.

As the products are expected to be sold over the counter, we do not anticipate needing or obtaining any Federal Food and Drug Administration approvals and we do not plan on doing any clinical testing of any kind. The products containing SPF or any other over the counter ingredients, however, will need to meet FDA testing regulations and the global standards for sales in countries other than the United States.

Our goal is to create an all-natural grape-based luxury skin care line.   There are high concentrations of minerals, vitamins, and nutrients in the by-product of the wine making process called the pomace, and that the maceration process to which grapes are subjected yields polyphenols in relatively high quantity. Polyphenols are the free radical scavengers that, among other things, help to protect collagen and elastin fibers and prevent the destruction of hyaluronic acid in the skin.  Management believes that the use of this pomace will allow for the creation of skin cremes that can help fight the natural aging process of the skin.  We believe that we will have access to the pomace of some of the finest wines produced in California for use in our products.

Our goal is to eventually offer a broad range of skin care products that address various skin care needs for women and men.  Our planned products include moisturizers, creams, lotions, cleansers, sun screens and self-tanning products, a number of which will be developed for use on particular areas of the body, such as the face or the hands or around the eyes.  Initially, the products that our formulator is currently creating based on our criteria are, however, limited to the following series of skin creme products for women and men:

Women’s line:

1. Le Grand Cru-face cream

2. Harvest Mist - toner

3. Eye treatment – antioxidant anti-aging

4. Moscato – purifying cleanser

5. Vine Fresh – spf 30 lotion

6. Crushed Grape Seed – exfoliating cleanser

Men’s line:

1. Le Grand Cru – face cream

2. CRUSHED GRAPE SEED – exfoliating cleanser

3. Reserve shave cream

4. Vine Fresh – spf 15 lotion

5. Coastal Vine – after shave

Proposed Manufacturing

We do not intend to manufacture our products.  Rather, we intend to outsource the manufacture of our products to one or more major, independent cosmetics manufacturers that also manufacture cosmetics for a number of other cosmetics lines.  The manufacture will be expected to test our initial product formulations during a four to six week period. During this testing, we expect to be making further adjustments to our formulations, requiring that new batches of each product be produced following each change.

Once the formula is fixed for each product, the manufacturer will create a commercial batch of each product, bottle and package the products for us. We are also in the process of choosing all the peripheral items involved in the manufacturing and marketing process, including:

1. the shape and size of the product containers;

2. the types of caps;

3. the packaging;

4. the logo and label designs; and

5. unit cartons.

Marketing and Distribution

Currently, we have no distribution agreements in place for the sale and distribution of our proposed products.  However, we have contacted a number of distributors and retailers and are exploring several different methods of marketing the products once manufactured. We intend to seek an exclusive arrangement, at least initially, with high-end retailers in the U.S. for the initial sale of our products.  We also are in discussions with, and intend to pursue exclusive relationships as a product amenity provider for luxury hotels, resorts and luxury airlines.

We anticipate that we will have completed our initial manufacturing of the products during the first half of 2011, with the ultimate goal of shipping our first product to stores by the end of second quarter of 2011.

Government Regulation.

We believe that some elements of our products will be subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by certain other Federal, state, local regulatory authorities in which our products are sold.  Such regulations are expected to principally relate to the ingredients, labeling, packaging and marketing of our products.  Until, if ever, that we hire in-house personnel to monitor our compliance with the various regulations that may apply to our products, our goal is to rely on our independent cosmetics manufacturers, packaging designers and companies, and marketing/distribution companies to assist us in our compliance with these regulations.

Employees

Other than Mr. Parrish Medley, our new President, we have no employees as of the date of this Annual Report.

Research and Development Expenditures

We have not incurred any research and development expenditures between our incorporation and September 30, 2010.  We have, however, paid a total of  $8,000 during the past two years to

Western Minerals Inc. as part of our exploration program in Nevada for the mineral rights that we previously owned.

In connection with the development of a new line of skincare products, we have contacted a third party laboratory to develop our skincare products based on the criteria and know-how of the company’s new executive officers.  Accordingly, we anticipate that we will incur future expenses related to the development of our products.

Patents and Trademarks

On September 27, 2010, the Bankruptcy Court approved the sale by the Davi Skin, Inc. trustee to Zenith Global Enterprises Limited of all of Davi Skin, Inc.’s rights to the trademark “DAVI SKIN” (Reg. No. 3,029,808, Ser. No. 76/549,132, registered with the United States Patent & Trademark Office), including all right, title and interest in and to that trademark, the name and term “DAVI SKIN” and any other similar or associated trademarks (whether registered or unregistered), trade names, service names, logos and designs used by or relating to the business operations of Davi Skin, Inc.’s skincare products.  Pursuant to the Purchase Agreement, Zenith Global Enterprises Limited sold the registered trademark, and all of the foregoing related rights, to our company on December 22, 2010.

Item 1A.

Risk Factors

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below before deciding to invest in or maintain your investment in our company.  The risks described below are not intended to be an all-inclusive list of all of the potential risks relating to an investment in our securities.  If any of the following or other risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially and adversely affected.

Risks Related To Our Proposed Business

We are an early-stage company subject to all of the risks and uncertainties of a new business.

Although Dafoe Corp. has been in existence since July 2007, we should be evaluated as a new start-up company, subject to all of the risks and uncertainties normally associated with a new start-up company.  Our previous mineral rights business was not successful and did not generate any revenues.  We no longer own any mineral rights and have ceased those operations and are concentrating our efforts on developing a luxury branded line of skincare products based on the “Davi Skin” and “Davi” brands and new products we have commenced developing.  However, we currently do not have any products available for sale, and our new business has not generated any revenues.  Accordingly, as a new, start-up company, we are subject to all of the risks and uncertainties normally associated with new, start-up companies including potential manufacturing issues, difficulties establishing our marketing and distribution operations, lack of name recognition, lack of adequate capital, difficulties hiring and retaining qualified employees, and difficulties in complying with all applicable federal, state and local regulatory and administrative requirements.  As a start-up company, we expect to incur significant operating losses until, if ever, we successfully release a line of products, and there can be no assurance that we will be able to validate and market products in the future that will generate revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability.

We have had no product sales to date, and we can give no assurance that there will ever be any sales in the future.

All of our proposed skincare products are still being developed, and we have not generated any revenues from product sales.  There is no guarantee that we will ever develop commercially viable products.  To become profitable, we will have to successfully develop, manufacture, market and sell a number of skincare products.  There can be no assurance that our product development efforts will be successfully completed, that we will be able to manufacture our products at an acceptable cost and with acceptable quality, or that our products can be successfully marketed in the future.  We currently do not expect to receive significant revenues from the sale of any of our products until the end of 2011, if ever.

There is no guarantee that our products will be accepted by consumers.

We have not yet commercially released any of our proposed products.  The market acceptance of skincare and cosmetic products varies significantly and cannot be predicted.  Factors that may cause a skincare and cosmetic product to be accepted or rejected by consumers include price, quality of ingredients, effectiveness, packaging, availability, advertising, and numerous other intangible factors.  Consumer demand for our proposed products also may be affected by word of mouth testimonials, fads, and general consumer trends.  Since we have not test marketed our products, we are not certain if any of our products will appeal to our target consumer market.  There can be no assurance that any of our products will gain broad acceptance among consumers.    Unless we can achieve a sufficient following of consumers who purchase our products, we will not operate profitably and may have to cease our operations.  No assurance can be given that any of our products will achieve sufficient consumer acceptance.

We will need significant additional capital, without which we will have to curtail or cease operations.

We currently have no funds with which to conduct our operations to implement our business plan.  Accordingly, we will have to raise debt or equity financing in the near term in order to fund the development of our products and our short term working capital needs.  We currently anticipate that we will need between $2,000,000 and $5,000,000 to complete the development of our initial products and to thereafter manufacture, market and distribute those products.  We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing.  There can be no assurance that sufficient funding will be available to us at acceptable terms or at all.  If we are unable to obtain sufficient financing on a timely basis, the development of our products could be delayed and we could be forced to reduce the scope of our proposed business or otherwise limit or terminate our operations altogether.  Any equity additional funding that we obtain will reduce the percentage ownership held by our existing security holders.

We are dependent on key personnel

Successful implementation of our business plan depends on the skills and efforts of Parrish Medley and Carlo Mondavi, our new the President (and soon to become Chief Executive Officer) and Chairman.  We also need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel.

We will be subject to competition from numerous companies, including a number of multi-national companies, that have significantly greater financial and other resources.

The skincare and cosmetic products business is highly competitive.  We will be competing with hundreds of large and small cosmetics companies, including such companies as L'Oréal S.A., The Procter & Gamble Company, The Estée Lauder Companies Inc. and numerous other multi-national manufacturers.  Most of our competitors market products that are well known and trusted by the consumer marketplace.  Since virtually all of our competitors have significantly greater financial and other resources than we do, our competitors have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility than we do to respond to changing business and economic conditions.  Competition in the skincare business is based on pricing of products, the quality of the products, innovation, perceived value, promotional activities, advertising, new product introductions, name recognition, and other factors.  It is difficult for us to predict how we will be able to effectively compete with our competitors’ actions in these areas.

We will have to rely on third parties to manufacture our products who may not perform to our standards or timeline.

Our business plan assumes that we will have our future products manufactured by one or more third party manufacturing companies.  Although we do not foresee any problems in engaging such a manufacturer when necessary in the future, no contractual arrangement is currently in place.  We will seek to enter into agreements with third party manufacturers to manufacture both the ingredients and the containers of our products.  While we do not anticipate any difficulty in this area, to the extent that we rely on other companies to manufacture our products, we will be dependent on the timeliness and effectiveness of their efforts.

The manufacturer that we expect to select may encounter difficulties involving product yields, quality control, adequacy of control procedures and policies, and compliance with applicable regulations.  Should our manufacturing company refuse or fail to manufacture the quantity or quality of the products that we need, the marketing and sales of our products could be delayed, suspended or otherwise adversely affected until we identify a suitable, replacement manufacturing company.  While we believe that there are a number of manufacturers in the U.S. who could manufacture our products, the failure of any one of our manufacturers to manufacture our products in a timely fashion, or to our specifications, could materially and adversely affect our operations.

We have not yet entered into any agreements with purchasers of our products.

Although we believe that the “Davi Skin” and “Davi” brands are known to certain high-end luxury customers, we have not yet commercially released any of our new products nor have we entered into any formal agreements with potential buyers (including any distributors or retailers).  Our goal is to enter into contractual arrangements with, among other parties, high-end retailers in the United States, luxury hotels, resorts and luxury airlines.  Unless we can enter into contractual arrangements with a sufficient number of potential purchasers, we will not operate profitably and may have to cease our operations.  No assurance can be given that we will enter into such contractual arrangements.

We have no patent protection and may not be able to protect our proprietary rights.

Our ability to compete successfully will depend, in part, on the quality and uniqueness of our products.  Although we have trademark protection for our “Davi Skin” brand, we have no product patent protection for any of our proposed products or any of the ingredients or compounds in our products.  We may claim proprietary rights in various unpatented technologies, know-how and trade secrets relating to our products and manufacturing processes, and we intend to protect our proprietary rights in our product formulas and operations through contractual obligations with our consultants and vendors.  However, because we do not have patent protection on any of our products or compounds, other companies can attempt to compete with us by imitating our products.  We cannot guarantee the adequacy of the protections we intend to take to protect our proprietary rights, or that our competitors will not independently develop or produce products or processes that are substantially equivalent or superior to our products or processes.

While we will attempt to protect our proprietary information as trade secrets through agreements with each of our employees, licensing partners, consultants, agents and other organizations to which we disclose our proprietary information, we cannot give any assurance that these agreements will provide effective protection for our proprietary information in the event of unauthorized use or disclosure of such information.

We may be subject to product liability claims.

The development, manufacture and sale of skincare and cosmetic products expose us to the risk of damages from product liability or other consumer claims.  Although each of our proposed products will be subject to industry accepted product tests to reduce the likelihood of any successful product liability claim against us, no assurance is given that we will not be subject to product liability claims in the future.  We intend to obtain and maintain product liability insurance for liabilities arising from the use of our products when they enter the marketplace.  Additionally, we intend to require the manufacturers of our products to maintain insurance.  A successful claim in excess of our products liability coverage could have a materially adverse effect on our business, financial condition and results of operations.

Risks Related To Our Common Stock

Our stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares.

The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

You may have difficulty selling our shares because they are deemed “penny stocks”.

Since our common stock is not listed on the Nasdaq Stock Market, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions) and a “cooling off period” before brokers and dealers can effect transactions in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Potential issuance of additional common stock could dilute existing stockholders.

We are authorized to issue up to 750,000,000 shares of common stock.  To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient.  The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the currently issued common stock.

Our existing directors, officers and key employees hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of the date of this Annual Report, our directors and executive officers beneficially owned approximately 42.6% of our outstanding voting capital stock.  These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•

our merger with or into another company;

•

a sale of substantially all of our assets; and

•

amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•

announcements by us or our competitors;

•

announcements of new products or new contracts by us or our competitors;

•

actual or anticipated variations in our operating results;

•

changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

•

conditions and trends in the skincare and cosmetics industries;

•

general economic, political and market conditions and other factors; and

•

the occurrence of any of the risks described in this Annual Report.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We do not currently own or lease any property.  We do, however, anticipate that we will enter into an office lease in Beverly Hills/Los Angeles, California in January 2011.

Item 3.

Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.

Removed and Reserved

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted for trading on the OTC Bulletin Board under the symbol “DAFX” since June 14, 2009.

Trading in our common stock has been extremely limited since we were first listed on the OTC Bulletin Board.  Only 4,000 shares were traded during the period from June 2009 through March 2010.  Since April 1, 2010, there has been limited, sporadic trading.  However, we do not believe that the high and low bid information for our common stock since April 1, 2010 is meaningful given the sporadic trading in our stock and our lack of business operations, revenues and assets. The following table shows the high and low prices of our common shares on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

OTC Bulletin Board (Symbol “DAFX”)
Period	High (US $)	Low (US $)
Third Quarter 2009	(1)	(1)
Fourth Quarter 2009	(1)	(1)

First Quarter 2010	(1)	(1)
Second Quarter 2010	1.50	0.49
Third Quarter 2010	1.57	0.75
Fourth Quarter 2010	2.30	1.00

(1)

No trades were effected (or extremely few shares were traded) during these periods.

Holders

As of December 27, 2010, there were approximately 45 holders of our common stock.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future but will instead follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business.

Securities authorized for issuance under equity compensation plans

We have no compensation plans under which our equity securities are authorized for issuance.

Repurchase of securities

We did not repurchase any shares of our common stock during the fourth quarter of the year ended September 30, 2010.

Recent sales of unregistered securities

We did not issue any unregistered securities during the three-month period ended September 30, 2010.

On December 22, 2010, we issued 15,000,000 shares to Zenith Global Enterprises Limited pursuant to the Purchase Agreement in consideration for the Davi Skin trademark and related assets.  These securities were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.  No sales commission or other compensation was paid in connection with this issuance of shares.

Issuer repurchases of equity securities

None.

Item 6.

Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report contains "forward-looking statements" relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth.  For this purpose, any statements contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as our ability to establish a new business and develop, market and sell new skincare products, and implement our growth strategy, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended September 30, 2010.

Plan of Operation

The financial statements included in this Annual Report reflect the operations that we conducted during the fiscal year ended September 30, 2010 (“fiscal 2010”) and the assets that we owned.  As described elsewhere in this report, our mineral leases expired in September 2010 and, as a result, we have ceased our attempts to develop a mineral rights business and have, instead, recently acquired some intellectual properties and engaged two officers in order to develop a new luxury brand skincare business.  The recent acquisition of assets occurred after the end of fiscal 2010 and the transaction is not reflected in the financial statements filed herewith.  Accordingly, the financial statements for fiscal 2010 and the following description of our operations during fiscal 2010, reflect a line of business that we are no longer pursuing, and therefore are not indicative of our current and planned business.

As at September 30, 2010, we had no assets.  In order to fund the development of our new luxury brand skincare business and our working capital needs for the next 12 months, we intend to attempt to raise funding from the sale of our common stock, from additional stockholder loans, or from funding provided by strategic joint ventures.

As described in “Business—Proposed Business” above, we are working with a skincare formulator/laboratory that we have identified to assist our executive officers in developing a line of men’s and women’s skincare and cosmetic products.  Our two new executive officers have prior experience in developing skincare products, and it is our goal to re-formulate some of their existing products and to develop new products.  After our products have been developed, we will arrange for these products to be manufactured for us by third party commercial cosmetics manufacturers.  We do not intend to establish our own manufacturing capabilities.  Our executives have identified manufacturers with whom they have previously conducted business, which manufacturers have indicated that they are willing to be engaged to manufacture and package our new skincare products.  We are currently working with designers to develop the packaging for our products.  We currently anticipate that our first line of skincare products, which is expected to consist of up to eleven separate products, will be available for commercial sale during the first half of 2011.  We have already identified several retailers, and one international airline, that are willing to offer our skincare to their clientele when the products are available.  In addition, we are in negotiations to license the right to use our product in a luxury hotel chain.

In order to be able to implement the foregoing plan of operations, we anticipate that we will have to raise between $2,000,000 and $5,000,000 during 2011.  If we are not successful in raising additional financing, we will not be able to proceed with our business plan.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  Because we currently do not have any products that we can sell and may not have such products until the second quarter of 2011, if ever, we cannot predict if and when we will generate revenues and whether we will become a viable business.  Accordingly, due to our lack of assets, operations and present inability to generate revenues, our auditors have stated in their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Results of Operations

Since we were unable to develop our mineral rights, we did not generate any operating revenues during fiscal 2010.  We have not generated any revenues since our inception on July 26, 2007, but have incurred operating expenses in the amount of $83,102 for the same period.  Our activities have been financed from the proceeds of share subscriptions and stockholder advances.

For the fiscal year ended September 30, 2010, general and administrative expenses were $14,781 compared to $50,775 for the fiscal year ended September 30, 2009.  The decrease in general and administrative expenses reflected the decrease in our mineral development activities and our lack of funding.  We incurred mineral exploration expenses of $800 in fiscal 2009, but did not incur any such expenses in fiscal 2010.  Since we no longer own any mineral rights, we will not incur any mineral exploration expenses in the future.

In their report on our audited financial statements as at September 30, 2010, our auditors expressed substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2010, we had no current assets and no liabilities, other than an obligation to repay advances made to this company by Mr. Kyle Beddome, our Chief Executive Officer, in the amount of $49,202.  In connection with the sale of most of his shares in this company to Messrs. Mondavi and Medley, on December 22, 2010 Mr. Beddome agreed to forgive and cancel that obligation.  Accordingly, effective December 22, 2010, the $49,202 obligation of the company has been extinguished.

To date, our liquidity has been funded by sales of securities and loans.  From our formation through September 30, 2010, we raised $33,900 through private sales of our common shares, and we have received stockholder advances of $49,202.  Since September 30, 2010, we also received a $10,000 capital contribution from our Chief Executive Officer, which funds were used to pay our professional fees and other working capital expenses.  However, we currently have no cash or any other current assets that can be used to fund our future working capital needs or any of our projected product development, manufacturing, distribution and marketing expenses.

We presently do not have any available credit, bank financing or other external sources of liquidity.  We will need to obtain additional capital in order to commence our operations and to fund our projected product development, manufacturing, distribution and marketing expenses.  In addition, if and when we commercially release any skincare or cosmetics products, we will also need additional capital to fund the anticipated increases in our marketing and administrative expenses.  To obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

We will still need additional capital in order to continue operations until, if ever, we are able to achieve positive operating cash flow.  Our goal is to obtain additional funding through the sale of debt or equity securities, or possibly through joint ventures or strategic relationships with unaffiliated third parties, or other financing approaches.  No assurance can be given that we will be able to obtain sufficient capital to meet our requirements.  Our current status as a company that has a business plan but no assets or operations is expected to make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.

We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.  There are no assurances that we will be able to achieve any sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our new proposed skincare business, and our company will fail.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.

Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Dafoe Corp.

(A Development Stage Company)

Carson City, Nevada

We have audited the accompanying balance sheets of Dafoe Corp. (the “Company”) as of September 30, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended and for the period from July 26, 2007 (inception) through September 30, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dafoe Corp. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended and for the period from July 26, 2007 (inception) through September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

Houston, Texas

December 27, 2010

DAFOE CORP.

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	September 30, 2010	September 30, 2009

Current assets:
Cash	$ -	$ 581

Total current assets	-	581

Total assets	$ -	$ 581

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ -	$ -
Notes payable - Related party	49,202	35,002

Total current liabilities	49,202	35,002

Total liabilities	49,202	35,002

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 750,000,000	58,860	58,860
shares authorized, 58,860,000 shares issued and
outstanding at September 30, 2010 and 2009

Additional paid-in capital	(24,960)	(24,960)

Deficit accumulated during the development stage	(83,102)	(68,321)

Total stockholders' deficit	(49,202)	(34,421)

Total liabilities and stockholders' deficit	$ -	$ 581

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the years ended September 30, 2010 and 2009 and the period from

July 26, 2007 (inception) through September 30, 2010

	Year ended	Year ended	Inception through
	September 30, 2010	September 30, 2009	September 30, 2010

Costs and expenses:

Mineral exploration	$ -	$ 800	$ 4,300

General and administrative	14,781	50,775	78,802

Net loss	$ (14,781)	$ (51,575)	$ (83,102)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:

Basic and diluted	58,860,000	57,309,534

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended September 30, 2010 and 2009 and the period from

July 26, 2007 (inception) through September 30, 2010

	Year ended	Year ended	Inception through
	September 30, 2010	September 30, 2009	September 30, 2010

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$ (14,781)	$ (51,575)	$ (83,102)

Adjustment to reconcile net loss to
cash used in operating activities:

Net change in:

Accounts payable	-	-	-

CASH FLOWS USED IN OPERATING	(14,781)	(51,575)	(83,102)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES:

Cash received from the sale of	-	30,400	33,900
common stock

Stockholder advances	14,200	8,762	49,202

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	14,200	39,162	83,102

NET DECREASE IN CASH	(581)	(12,413)	-

Cash, beginning of period	581	12,994	-

Cash, end of period	$ -	$ 581	$ -

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid for interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

Period from July 26, 2007 (Inception) through September 30, 2007 and

Years ended September 30, 2008, 2009 and 2010

				Deficit
			Additional	accumulated
	Common stock		paid-in	during
	Shares	Amount	capital	development stage	Total

Issuance of common
stock for cash	-	$ -	$ -	$ -	$ -

Net loss	-	-	-	-	-

Balance, September 30, 2007	-	-	-	-	-

Issuance of common	31,500,000	31,500	(28,000)	-	3,500
stock for cash

Net loss	-	-	-	(16,746)	(16,746)

Balance, September 30, 2008	31,500,000	31,500	(28,000)	(16,746)	(13,246)

Issuance of common	27,360,000	27,360	3,040	-	30,400
stock for cash

Net loss	-	-	-	(51,575)	(51,575)

Balance, September 30, 2009	58,860,000	58,860	(24,960)	(68,321)	(34,421)

Net loss	-	-	-	(14,781)	(14,781)

Balance, September 30, 2010	58,860,000	$58,860	$ (24,960)	$ (83,102)	$ (49,202)

The accompanying notes are an integral part of these financial statements.

DAFOE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2010

Note 1

Nature and Continuance of Operations

Dafoe Corp. (the “Company”) was incorporated in the State of Nevada on July 26, 2007.  The Company is in the development stage.  Until September 2010, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties.  During the fiscal year ended September 30, 2010, the Company lost all of the mineral right that it owned.  On December 22, 2010, the Company purchased certain trade names and trademarks, an Internet address, and logos that were previously used in connection with a line of luxury branded skincare products for men and women distributed.  In December 2010, the Company decided to enter into the luxury brand skin care business to develop and distribute skincare products marketed under the trade names and logos that it acquired.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $83,102 since its inception, has negative working capital of $49,202, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standards Board Accounting Standard Codification Statement No. 915 and Securities and Exchange Commission Industry Guide 7 for its characterization of the Company as a development stage.

Mineral Property

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

DAFOE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2010

Note 2

Summary of Significant Accounting Policies (continued)

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

DAFOE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2010

Note 2

Summary of Significant Accounting Policies (continued)

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

During the fiscal year ended September 30, 2008, the Company issued 31,500,000 (post split) common shares for $3,500 to a director of the Company.

The company was charged the following by a director of the Company:

	Year ended September 30, 2010	Year ended September 30, 2009

Management fees	$ 1,076	$ 3,000

DAFOE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2010

Note 4

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to ASC 740 Income Taxes.  Under the assets and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The significant components of the Company’s deferred tax assets are as follows:

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2010	September 30, 2009
Refundable Federal income tax attributable to:
Current operations	$ 5,000	$ 17,500
Less, change in valuation allowance	(5,000)	(17,500)
Net refundable amount	$ -	$ -

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	September 30, 2010	September 30, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$ 28,200	$ 23,200
Less, valuation allowance	(28,200)	(23,200)
Net deferred tax asset	$ -	$ -

The Company has determined that a valuation allowance of $28,200 at September 30, 2010, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2010 was approximately $5,000  As of September 30, 2010, the Company has a net operating loss carry-forward of $83,102, which is available to offset future federal taxable income, if any, with expiration beginning 2028.

Note 5

Equity

During the period from July 26, 2007 (inception) through September 30, 2008, the Company issued 31,500,000 (post-split) shares of common stock to a director of the Company for $3,500.

In October 2008 the Company raised $30,400 through a private offering which included 38 stockholders, and the issuance of 27,360,000 (post split) common shares of stock.

In November 2008 the Board of Directors of the Company approved a 1 for 18 forward stock split. The stock split is presented retroactively throughout the financial statements and footnotes.

DAFOE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2010

In July 2010, the Company amended its Articles of Incorporation to increase it authorized number of shares of common stock from 75,000,000 shares to 750,000,000 shares.

Note 6

Subsequent Events

On November 18, 2010, Kyle Beddome, the sole officer and director and principal shareholder of the Company, made a $10,000 capital contribution to the Company in order to fund the Company’s legal, accounting, transfer agent, and other corporate and securities expenses.

On November 30, 2010, the Company entered into an Asset Purchase Agreement with Zenith Global Enterprises Limited, a Hong Kong company, un-affiliated with the Company, to acquire certain trade names and trademarks, an Internet address, and logos that were previously used by Davi Skin, Inc. in connection with a line of luxury branded skincare products for men and women distributed by Davi Skin, Inc. (the “Transaction”). The Company agreed to purchase these marketing assets in exchange for 15,000,000 shares of its common stock. Closing of the Transaction occurred on December 22, 2010.

Mr. Kyle Beddome, the Company’s Chief Executive Officer, previously advanced a total of $49,202 to this company. Mr. Beddome agreed to forgive and cancel that obligation.  Accordingly, effective December 22, 2010, this $49,202 obligation of the Company has been extinguished.

On December 22, 2010, Kyle Beddome, the Company’s Chief Executive Officer, sold to Parrish Medley (the Company’s new President) and Carlo Mondavi (the Company’s Chairman of the Board) 11,250,000 shares and 18,750,000 shares, respectively, of the Company’s common stock that he owned.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A.

Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management (consisting of our Chief Executive Officer who also was our Chief Operating Officer, and our Chief Accounting Officer) as of the end of the period covered by this report, our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below.

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

(b)

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2010.

In connection with the preparation of our financial statements for the years ended September 30, 2010 certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

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

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

Since December 22, 2010, the transactions listed below have occurred and are required to be disclosed in a report on Form 8-K.  As permitted pursuant to Item 9B, we have not filed a separate Form 8-K since the disclosure required by the following items is either contained elsewhere in this Annual Report on Form 10-K or contained below.

1.

The completion on December 22, 2010 of the purchase of the Davi Skin trademark and related intellectual property assets pursuant to the Purchase Agreement (Form 8-K Item 2.01).  A description of the Purchase Agreement, the assets purchased, the identity of the entity from whom the assets were acquired, and the amount of the consideration is contained in “Item 1. Business—Organizational History” and “Item 1. Business—Patents and Trademarks,” above.

2.

The sale on December 22, 2010 of 15,000,000 shares unregistered equity securities to Zenith Global Enterprises Limited under the Purchase Agreement  (Form 8-K Item 3.02).  Information regarding the sale of the 15,000,000 shares is contained in “Item 1. Business-- Organizational History”, and in “Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-- Recent sales of unregistered securities,” above.

3.

The departure of directors and certain officers (Form 8-K Item 5.02).  The resignation on December 22, 2010 of Mr. Beddome as President and sole director, and the appointment of Mr. Medley and Mr. Mondavi as new officers and directors is disclosed in various locations in this report, including “Item 10. Directors, Executive Officers and Corporate Governance,” below.

4.

The change of the company’s status as a shell company as a result of the purchase of the Davi Skin assets under the Purchase Agreement and the commencement of the new luxury brand skincare business (Form 8-K Item 5.06).  We believe that the company was a shell company following the expiration of its mineral rights (it had no assets or business).  However, now that the company has acquired the Davi Skin assets, recruited two new executive officers, developed a new business plan, and commenced developing its new products, we believe that the company no longer is a shell company.  We believe that the company’s planned activities, including raising capital, completing the development of a new line of skincare products, and commercially releasing these products, all of which we expect will be completed during the first half of 2011, will provide further evidence that the company no longer is a shell company.

In addition, on December 22, 2010 Kyle Beddome sold an aggregate of 30,000,000 of his Dafoe Corp. shares to Parrish Medley and Carlo Mondavi.  We do not believe that the foregoing sale constitutes a sale of control under Form 8-K (Item 5.01) because, following the foregoing sale, Mr. Mondavi own 25.4% of our company’s issued and outstanding shares, and Mr. Medley owns 15.2% of our shares.  Assuming that Mr. Medley and Mr. Mondavi are acting as a group, their joint ownership (40.6% of our voting shares) nevertheless is less than 50% of the outstanding voting shares.  Information regarding Mr. Medley and Mr. Mondavi is contained in “Item 10. Directors, Executive Officers and Corporate Governance,” below.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Prior to December 22, 2010, Kyle Beddome was our sole executive officer and director.  Mr. Beddome was our President, Secretary, interim Chief Financial Officer and Chief Executive Officer.  Effective December 22, 2010, Mr. Beddome resigned as President, but he agreed to remain this company’s Chief Executive Officer and the interim Chief Financial Officer until December 30, 2010, at which time Mr. Parrish Medley will become our new Chief Executive Officer and interim Chief Financial Officer.   The following table sets forth the name, age and position held by each of our executive officers and directors as of the date of this report:

Name	Age	Position
Kyle Beddome	29	Chief Executive Officer and interim Chief Financial Officer
Parrish Medley	48	President and Director
Carlo Cesare Mondavi	30	Chairman of the Board

The directors will serve until the next annual meeting of the stockholders or until his successor is elected and qualified.   Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Biographical information

Kyle Beddome has acted as our president, secretary, chief executive officer and interim Chief Financial Officer and as a director since our incorporation on July 26, 2007.  Mr. Beddome resigned as a director and President, effective December 22, 2010.  He has agreed to resign as the Chief Executive Officer, interim Chief Financial Officer and Secretary on December 30, 2010.  Mr. Beddome, since July 26, 2007, is also the president, secretary, treasurer and chief executive officer and as a director of Tuffnell Ltd., a base mineral exploration company.  From 2003 through 2004, Mr. Beddome was an owner and managing partner of Where to Eat At.com LLC.  From 2005 through 2006, Mr. Beddome was a retail manager of Sport Chalet, Inc.  From 2006 through 2008, Mr. Beddome was a real estate and investment consultant for Provident Partners Realty and Management.  From 2008 through the present, Mr. Beddome has been a real estate and investment consultant for Coldwell Banker residential brokerage as well as real estate investment contracting, remodelling, and interior design consultant for Dynamic Investments LLC. Mr. Beddome is a graduate of Mesa Community College, Chandler/Gilbert CC, Arizona State University and Arizona School of Real Estate and Business.

Parrish Medley currently is the President and Chief Financial Officer of Regal Group, Inc. since February 2010.  Mr. Medley also has been a member of the Board of Directors of Regal Group, Inc. since February 2010 and its President since August 2010.  Regal Group, Inc. is a public company engaged in the business of developing and integrating off-the-shelf and proprietary RFID solutions.  Mr. Medley co-founded Davi Skin, Inc. in 2003 and subsequently served as its President until December 2006.  Between 2006 and 2010, Mr. Medley was involved in real estate and venture capital investments for his own account.  Mr. Medley was a venture capitalist and a private money manager from 1997 to 2004.  His previous experience includes roles as manager and financial consultant for numerous registered broker dealers, including Bear Stearns & Co. From 1999 to 2001 he was a partner at century financial partners a venture capital firm.   Mr.

Medley also founded Palm Beach Tan one of the nation’s largest indoor chains and franchise operations as well as Mystic Tan one of the largest spray on tanning systems in the world doing combined revenues approaching 100 million dollars.

Carlo Cesare Mondavi, Chairman of the Board is a member of the Mondavi winegrowing family from Napa Valley, California.    Mr. Mondavi worked at the Robert Mondavi Winery from 1987 until 2003.  Since 2008 he has worked at Continuum Estate with the sales team where he currently serves as the Western Regional Sales Manager.  Continuum Estate is an artesian winery that was founded in 2005 by his grandfather Robert Mondavi and father Tim Mondavi.  Mr. Mondavi studied International Business at the University of Aix en Provence, France and Language Studies at the University of Milan, Italy.  He founded Davi Skin, Inc. in 2003 with the vision of improving skin health with the luxurious antioxidants found in wine and grapes. He resigned as an officer and director from Davi Skin, Inc. in July 2008.

Audit Committee

Since the resignation of Mr. Beddome as a director on December 22, 2010 and the appointment of Mr. Medley and Mr. Mondavi to the Board, the Board has not yet appointed an audit committee.  Accordingly, until an audit committee is appointed, all duties normally assumed by an audit committee will be assumed by the entire Board of Directors.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s Directors, officers and employees, including its principal executive officer and principal financial officer. The Code will be posted on the Company’s website at www.daviskin.com as soon as the Company’s website is fully functional. The Company intends to disclose any amendments to the Code by posting such amendments on its website. In addition, any waivers of the Code for Directors or executive officers of the Company will be disclosed in a report on Form 8-K.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

The Company, the Company believes that during its most recent fiscal year ended September 30, 2010, its officers and directors complied with the filing requirements under Section 16(a).

Item 11.

Executive Compensation.

Summary Compensation Table

Kyle Beddome has been the Company’s president, secretary, chief executive officer and Chief Financial Officer and as a director since our incorporation on July 26, 2007.  The Company did not pay Mr. Beddome any salary, bonus stock awards, option awards, or any other compensation during the fiscal ended September 30, 2010.  Mr. Beddome was paid $3,000 as a salary in the fiscal year ended September 30, 2009, which amount represented his total compensation.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to our former director and officer, Kyle Beddome, during the period from our inception on July 26, 2007 through the fiscal period ending September 30, 2010.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between our company and Mr. Beddome.  The company also has not entered into any employment agreements with either Mr. Medley and Mr. Mondavi, although it may do so in 2011.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this report by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of our company; (ii) our Chief Executive Officer and each of our directors, and (iii) officers and directors as a group. As of December 27, 2010, there were 73,860,000 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent Owned
Kyle Beddome(1)	1,500,000(1)	2.0%
Carlo Cesare Mondavi	18,750,000	25.4%
Parrish Medley	11,250,000	15.2%
Zenith Global Enterprises Limited	15,000,000	20.3%
All directors and executive officers as a group (3 individuals)	31,500,000	42.6%

(1)

Kyle Beddome currently is our Chief Executive Officer.  Mr. Beddome has agreed to resign as our Chief Executive Officer as of December 30, 2010.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During the past two years, Mr. Beddome, the Company’s sole executive officer and sole director, advanced a total of $49,202 to the Company in interest-free loans.  In connection with the sale by Mr. Beddome of most of his shares to Mr. Medley and Mr. Mondavi, Mr. Beddome agreed to forgive and cancel his loan to the company.   Accordingly, the Company no longer is indebted to Mr. Beddome.

Other than the foregoing loan by Mr. Beddome to this company, no other director or executive officer, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights of the Company’s capital stock, has during the past three years had any material interest in any transaction to which the Company is a party.

Promoters and control persons

Kyle Beddome is the founder and promoter of our company.  During the fiscal year ended September 30, 2008, the Company issued 31,500,000 shares of common stock, valued at $3,500, to Mr. Beddome for cash.  Other than the foregoing shares, Mr. Beddome has not, directly or indirectly, received anything of value from the company (including money, property, contracts, options or rights of any kind).  The company has not acquired any assets, directly or indirectly, from Mr. Beddome.

Mr. Medley and Mr. Mondavi have not, directly or indirectly, received anything of value from the Company (including money, property, contracts, options or rights of any kind), nor has the Company acquired, directly or indirectly, any assets from either of them.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by LBB & Associates, Ltd., LLP, our current auditors, for the fiscal year ended September 30, 2010 and the period ended September 30, 2009:

	Fiscal year ended September 30, 2010	Fiscal year ended September 30, 2009
Audit Fees	$12,260	$ 11,500
Audit Related Fees	$ --	$ 1,300
All Other Fees	$ --	$ --

Audit Fees.  Consists of fees billed and estimated for professional services rendered for the audit of the Company’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by LBB & Associates, Ltd., LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Consists of fees billed and estimates for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements and are not reported under “Audit Fees.” These services include professional services requested by the Company in connection with accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

See pages 16 through 25 in this report for the following information:

Reports of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of Stockholders’ Deficit

Notes to Financial Statements

(b)

Exhibits

INDEX TO EXHIBITS

Number

Exhibit Description

3.1

Articles of Incorporation (1)

3.2

Bylaws (1)

10.1

Mineral Property Agreement dated July 20, 2008 (1)

10.2

Asset Purchase Agreement, dated November 30, 2010, between the Company and Zenith Global Enterprises Limited.

14.1

Code of Ethics (1)

31.1

Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________________

(1)

Filed as an exhibit to our registration statement on Form S-1 filed December 31, 2008 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAFOE CORP.

/s/ Kyle Beddome

Kyle Beddome

Chief Executive Officer

December 29, 2010

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: December 29 , 2010	By: /s/Kyle Beddome Kyle Beddome, Chief Executive Officer (Principal Executive Officer), Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: December 29, 2010	By: /s/Carlo Mondavi Carlo Mondavi, Chairman of the Board
Date: December 29, 2010	By: /s/Parrish Medley Parrish Medley, President, Director