Form 10-Q
period 2010-12-31
DAVI LUXURY BRAND GROUP, INC.
filed 2011-02-14
CIK 1450552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number:	000-53609
Davi Luxury Brand Group, Inc.
(Exact name of registrant as specified in its charter)
NEVADA	26-2463412
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.) 9426 Dayton Way Beverly Hills, CA 90210
(Address of principal executive offices) (310) 288-8393
(Registrant’s telephone number) 269 S. Beverly Drive, Suite 810, Beverly Hills, California 90212
(Former Name or Former Address, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer

☐

Accelerated Filer

☐

Non-accelerated filer

☐

Smaller reporting company

☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 11, 2011, the issuer had 75,010,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

DAVI LUXURY BRAND GROUP, INC.

For the quarter ended December 31, 2010

FORM 10-Q

TABLE OF CONTENTS

PART I

1

ITEM 1.  FINANCIAL STATEMENTS.

1

ITEM 2.  MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

2

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

5

ITEM 4.  CONTROLS AND PROCEDURES.

5

PART II

5

ITEM 1.  LEGAL PROCEEDINGS.

5

ITEM 1A.   RISK FACTORS.

5

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

6

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

6

ITEM 4.  REMOVED AND RESERVED.

6

ITEM 5.  OTHER INFORMATION

6

ITEM 6.  EXHIBITS

6

i

PART I

ITEM 1.  FINANCIAL STATEMENTS.

DAVI LUXURY BRAND GROUP, INC.

(formerly DAFOE CORP.)

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	December 31, 2010	September 30, 2010
	(Unaudited)
Current assets:
Cash	$ -	$ -

Prepaid deposits	425	-

Total current assets	425	-

Intangible assets:
Trademark	50,000	-

Total intangible assets	50,000	-

Total assets	$ 50,425	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 21,465	$ -

Notes payable - Related party	-	49,202

Total current liabilities	21,465	49,202

Total liabilities	21,465	49,202

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 750,000,000 shares authorized, 73,860,000 and 58,860,000 shares issued and outstanding at December 31, 2010 and September 30, 2010, respectively	73,860	58,860

Additional paid-in capital	69,242	(24,960)

Deficit accumulated during the development stage	(114,142)	(83,102)

Total stockholders' equity (deficit)	28,960	(49,202)

Total liabilities and stockholders' equity (deficit)	$ 50,425	$ -

The accompanying notes are an integral part of these financial statements.

DAVI LUXURY BRAND GROUP, INC.

(formerly DAFOE CORP.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the three months ended December 31, 2010 and 2009 and the period from

July 26, 2007 (inception) through December 31, 2010

(Unaudited)

	Three months	Three months	Inception through
	December 31, 2010	December 31, 2009	December 31, 2010

Costs and expenses:

Mineral exploration	$ -	$ -	$ 4,300

General and administrative	31,040	7,646	109,842

Operating loss	(31,040)	(7,646)	(114,142)

Net income (loss)	$ (31,040)	$ (7,646)	$ (114,142)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares Outstanding:

Basic and diluted	60,327,391	58,860,000

The accompanying notes are an integral part of these financial statements.

DAVI LUXURY BRAND GROUP, INC.

(formerly DAFOE CORP.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2010 and 2009 and the period from

July 26, 2007 (inception) through December 31, 2010

(Unaudited)

	Three months	Three months	Inception through
	December 31, 2010	December 31, 2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (31,040)	$ (7,646)	$ (114,142)
Adjustment to reconcile net loss to cash used in operating activities
Net change in:
Prepaid deposits	(425)	-	(425)
Accounts payable	21,465	-	21,465

CASH FLOWS USED IN OPERATING ACTIVITIES	(10,000)	(7,646)	(93,102)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from the sale of common stock	-	-	33,900

Contribution to capital	10,000	-	10,000

Shareholder advances	-	7,700	49,202

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,000	7,700	93,102

NET INCREASE IN CASH	-	54	-

Cash, beginning of period	-	581	-

Cash, end of period	$ -	$ 635	$ -

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

NON CASH TRANSACTIONS:

Capital contributions -
forgiveness of debt	$ 49,202	$ -	$ 49,202

Stock issued for trademark purchase	$ 50,000	$ -	$ 50,000

The accompanying notes are an integral part of these financial statements.

DAVI LUXURY BRAND GROUP, INC.

(formerly DAFOE CORP.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

Note 1

Nature and Continuance of Operations

Davi Luxury Brand Group, Inc. (formerly Dafoe Corp.) (the “Company”) was incorporated in the State of Nevada on July 26, 2007.  The Company is in the development stage.  Until September 2010, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties.  During the fiscal year ended September 30, 2010, the Company lost all of the mineral rights that it owned.  In November 2010, the Company became aware of the availability of “Davi Skin” skin care brand and certain related intellectual properties that were used by a luxury brand skin care company that had ceased operations.  On December 22, 2010, the Company purchased certain “Davi Skin” trade names and trademarks, an Internet address, and logos for the purpose of entering into the business of developing, marketing and selling a line of luxury branded skincare products for men and women.  On January 13, 2011, the Company changes its name to Davi Luxury Brand Group, Inc. to reflect its new line of  business.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements  The operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2010, which are included in our Annual Report on Form 10-K, and the risk factors contained therein

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown, and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2010, the Company had not yet achieved profitable operations, had accumulated losses of $114,142 since its inception, has negative working capital, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is taking steps to raise additional funds and has commenced the development and sale of its skincare products in order to address its operating and financial cash requirements.  However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate sufficient revenue to fund its on-going operations.

Note 2

Related Party Transactions

The related party loan payable represents a loan due to Mr. Kyle Beddome, the Company’s former Chief Executive Officer, sole director and principal shareholder, who previously advanced a total of $49,202 to the Company. The loan was unsecured, non-interest bearing and had no specific terms for repayment.  In December 2010 Mr. Beddome agreed to forgive and cancel that obligation.  Accordingly, effective December 22, 2010, this $49,202 obligation of the Company has been extinguished and recorded as a capital contribution.

On November 18, 2010, Kyle Beddome made a $10,000 capital contribution to the Company in order to fund the Company’s legal, accounting, transfer agent, and other corporate and securities expenses.

Note 3

Equity

On November 30, 2010, the Company entered into an Asset Purchase Agreement with Zenith Global Enterprises Limited, un-affiliated with the Company, to acquire certain trade names and trademarks, an Internet address, and logos that were previously used by Davi Skin, Inc. in connection with a line of luxury branded skincare products for men and women distributed by Davi Skin, Inc. (the “Transaction”). The Company agreed to purchase these assets, valued at $50,000, in exchange for 15,000,000 shares of its common stock. Closing of the Transaction occurred on December 22, 2010.

On December 22, 2010, Kyle Beddome, the Company’s Chief Executive Officer, personally sold to Parrish Medley (the Company’s new Chief Executive Officer and President) and Carlo Mondavi (the Company’s new Chairman of the Board) 11,250,000 shares and 18,750,000 shares, respectively, of the Company’s common stock that he owned.

Note 4

Subsequent Events

On January 13, 2011, the Company changed its name to Davi Luxury Brand Group, Inc.

On January 25, 2011, the Company entered into an employment agreement with Parrish Medley, pursuant to which Mr. Medley will serve as the Company’s Chief Executive Officer.  The employment agreement is effective retroactively to January 1, 2011, and will continue until the fourth anniversary of the Effective Date, subject to earlier termination as provided in the employment agreement.  Under the employment agreement, Mr. Medley will be paid $8,000 per month for his service as Chief Executive Officer.

On January 25, 2011, the Company entered into a consulting agreement with Carlo Mondavi, Chairman of the Board of Directors of the Company, pursuant to which Mr. Mondavi agreed to perform services for the Company regarding public relations and marketing matters relating to the Company’s products marketed under the “Davi Skin” and “Davi” brand names, including marketing of such products through upscale department stores, specialty retailers, prestige hotels and resorts, salons and spas, on cruise ships, and in-flight and duty-free shops.  The consulting agreement is effective retroactively to January 1, 2011, and will continue until January 1, 2015, unless otherwise terminated earlier by either party upon 30 days’ written notice.  Under the consulting agreement, Mr. Mondavi will be paid $8,000 per month.

During January 2011, we raised $575,000 from the sale to two foreign investors of an aggregate of (i) 1,150,000 shares of our common stock (at a price of $0.50 per share), and (ii) 1,150,000 warrants to purchase our common stock (“Warrants”).  Each Warrant entitles the registered holder thereof to purchase one share of our common stock at a price of $0.60, subject to adjustment in certain circumstances, through and including December 31, 2012.  The Warrants are redeemable by the Company at any time commencing June 30, 2011, upon 30 days’ notice, at a price of $0.05 per Warrant, provided that for the 20 trading days prior to the day on which the Company gives notice, the average closing “bid” price of our common stock has been at least $3.00.

As of January 18, 2011, we entered into a lease with Resco LP, a California limited partnership, as landlord.  Under the lease, we occupy approximately 1,500 square feet of office space at 9426-9428 Dayton Way, Beverly Hills, California.  The lease is for a term of two years, commencing February 1, 2011 and ending January 31, 2013, unless earlier terminated in accordance with the lease.  Our monthly rent payments under the lease will commence on April 1, 2011, and will be in the amount of $5,400, plus payments of 10% of common area operating expenses.  On February 1, 2012, rent under the lease will increase to $5,562 per month.

ITEM 2.   MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans to develop, market and sell new skincare products, and implement our growth strategy, any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any Forward-Looking Statement.  In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  These statements by their nature involve substantial risks and uncertainties, such as our ability to establish a new business and develop, market and sell new skincare products, and implement our growth strategy, certain of which are beyond our control.  Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the Forward-Looking Statements.  Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission.  All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company,” and “our company” refer to Davi Luxury Brand Group, Inc., a Nevada corporation, formerly known as Dafoe Corp.

Organizational History

Davi Luxury Brand Group, Inc. (the “Company”) was incorporated in the State of Nevada on July 26, 2007.  The Company is in the development stage.  Until September 2010, we were an exploration stage company engaged in the acquisition and exploration of mineral properties.  During the fiscal year ended September 30, 2010, the Company lost all of the mineral right that it owned.  In November 2010, our Board became aware of the availability of the “Davi Skin” skin care brand and certain related intellectual properties that were used by a luxury brand skin care company that had ceased operations.

In that connection, we decided to change the course of our business and explore the prospect of entering the luxury brand skin care business.  Our Board contacted Parrish Medley and Carlo Mondavi, two executives who previously were the co-founders and executive officers of that luxury brand skin care company, to discuss their availability in building a new company based on the “Davi Skin” brand.  Based on the foregoing, this company elected to acquire the “Davi Skin” intellectual properties, to hire the two executives, and to enter into the luxury brand skin care business.

On November 30, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Zenith Global Enterprises Limited, an unaffiliated Hong Kong company (“Zenith”), to acquire certain trade names and trademarks, an Internet address, and logos that were previously used by Davi Skin, Inc., in connection with a line of luxury branded skincare products for men and women distributed by Davi Skin, Inc. (the “Transaction”).

The Transaction closed on December 22, 2010.   As a result, we now own all of the rights to the “Davi Skin” brand, logo, website address and other marketing rights.

Concurrently with the execution of the Purchase Agreement, Kyle Beddome, our sole director and Chief Executive Officer, agreed to sell to Parrish Medley and Carlo Mondavi 11,250,000 shares and 18,750,000 shares, respectively, of our common stock that he owned.  The sale of the shares to Messrs. Medley and Mondavi was consummated on December 22, 2010.

In addition, Kyle Beddome appointed Parrish Medley and Carlo Mondavi to the Board of Directors and elected them as officers, effective December 22, 2010.  Accordingly, Mr. Medley became this company’s President, and Mr. Mondavi became this company’s Chairman of the Board.  On January 25, 2011, the Company entered into an employment agreement with Mr. Medley, pursuant to which Mr. Medley agreed to serve as the Company’s Chief Executive Officer for a four-year term at a salary of $8,000 per month.  On January 25, 2011, the Company also entered into a consulting agreement  with Carlo Mondavi, pursuant to which Mr. Mondavi agreed to perform public relations and marketing services relating to the Company’s products marketed under the “Davi Skin” and “Davi” brand names, including marketing of such products through upscale department stores, specialty retailers, prestige hotels and resorts, salons and spas, on cruise ships, and in-flight and duty-free shops.  The consulting agreement will continue until January 1, 2015, unless otherwise terminated earlier by either party upon 30 days’ written notice.  Under the consulting agreement, Mr. Mondavi will be paid $8,000 per month.

Finally, in January 2011, this company changed its name to “Davi Luxury Brand Group, Inc.” and moved its executive offices from Carson City, Nevada, to Beverly Hills, California.

Plan of Operation

The financial statements included in this Quarterly Report for the fiscal periods before September 30, 2010 are based on assets that we no longer own and on a business we no longer conduct. As a result, our operations for the period commencing on October 1, 2010 and ending December 31, 2010, and the business that we intend to conduct in 2011 and thereafter, should not be compared to our operations for periods ending on or before September 30, 2010.

Our current business plan is to develop a line of men’s and women’s skincare and cosmetic products, to arrange for these products to be manufactured for us by third party commercial cosmetics manufacturers, and to sell our products, directly or through licensing agreements with third party distributors, to upscale department stores, specialty retailers, prestige hotels and resorts, salons and spas, on cruise ships, and in-flight and duty-free shops.  We have already identified one international airline and a luxury hotel chain that intend to carry our line of skin care products once development of those products has been completed.

In order to be able to fully implement the foregoing plan of operations, we anticipate that we may have to raise as much as $2,000,000.  During January 2011, we raised $575,000 from the sale of 1,150,000 shares of our common stock (at a price of $0.50 per share) to two foreign investors.  The funds we raised in January 2011 are expected to be sufficient to fund all of our working capital needs during the development and initial roll-out of our products.  The amount and timing of any additional financing we may need will depend upon the amount of revenues we generate and the costs of implementing our business plan.

Based on the development stage of our business, we anticipate incurring operating losses in the near future. We currently do not have any products that we can sell, and may not have such products until the second quarter of 2011.  Accordingly, we cannot predict if and when we will generate revenues and whether we will ever become a viable company.  Due to our lack of assets, operations and our present inability to generate revenues, our auditors have stated in their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Results of Operations

Three Months Ended December 31, 2010 vs. Three Months Ended December 31, 2009

Since we were unable to develop our mineral rights, we did not generate any operating revenues during the quarter ended December 31, 2009.  Although we acquired the “Davi Skin” brand and related rights in the quarter ended December 31, 2010, we did not have any skincare products that we could market and, as a result, also did not generate any revenues in that quarter.  We have not generated any revenues since our inception on July 26, 2007, but have incurred accumulated losses of $114,142 since inception.  Through the end of 2010, our activities have been financed from the proceeds of share subscriptions, stockholder advances, and contributed capital.

For the fiscal quarter ended December 31, 2009, general and administrative expenses were $7,646 compared to $31,040 for the fiscal quarter ended December 31, 2010.  The increase in general and administrative expenses is the result of increased legal and other expenses incurred in connection with our acquisition of the Davi Skin brand and related assets. We anticipate that our general and administrative expenses will increase significantly in 2011 compared to those of last year as we increase our business activities and launch our new skincare business.  Effective January 1, 2011, we have entered into an employment agreement with our new Chief Executive Officer and into a consulting agreement with our Chairman of the Board.  Under these agreements, we have agreed to pay both our Chief Executive Officer and our Chairman a monthly salary of $8,000 each.  Last year, we did not have any salaried employees.  In addition, we anticipate that we will have to hire additional executives, including a Chief Financial Officer, and possibly other employees as our company grows.  In addition, we will have to pay rent for the new offices that we occupied in February 2011, and that we will have to incur additional legal and other professional fees related to our increased operations.  All of foregoing will increase our future general and administrative expenses.

Our net loss for the fiscal quarter ended December 31, 2010 increased to $31,040 from a net loss of $7,646 for the period ended December 31, 2009 due to the increased general and administrative expenses related to the transition to our new business.

Liquidity and Capital Resources

As of December 31, 2010, we had $425 of current assets and a working capital deficit of approximately $21,000.  To date, our liquidity has been funded by sales of securities, capital contributions and loans.  From our formation through December 31, 2010, we raised $33,900 through private sales of our common shares, we received a stockholder loan of $49,202, and we received a $10,000 capital contribution from our former Chief Executive Officer.

During January 2011, we raised $575,000 from the sale of 1,150,000 shares of our common stock (at a price of $0.50 per share) to two foreign investors.  These funds are expected to be sufficient to fund all of our product development costs and our other anticipated costs related to the roll-out of our initial products.  Since we do not intend to manufacture our own products, and since we anticipate that our products will primarily be sold by third parties through licensing and distribution arrangements, we do not currently anticipate that we will have to incur the costs normally associated with manufacturing and distributing a new product.  Accordingly, depending on the amount of revenues that we generate from our licensing and other sales agreements, we may now have sufficient funds to satisfy our future working capital needs for the balance of 2011.  However, if actual revenues from the sale of our products is less than projected, or if we have to incur higher distribution and marketing expenses than projected, we will have to raise additional capital in the future.  Our business plan also calls for us to market our products through other distribution channels.  In order to be able to engage in these other marketing and distribution activities, we will have to raise additional funds.

We presently do not have any available credit, bank financing or other external sources of liquidity. Although one international airline and a luxury hotel chain have agreed to carry our line of skin care products once development of those products has been completed, our skincare products are still under development, and we are unable to provide these buyers with any products.  We anticipate that we will be able to deliver our first skincare products later this fiscal quarter and thereby commence generating revenues, although the amount and timing of such revenues is unknown.  In addition, if and when we commercially release any skincare or cosmetics products, our general and administrative expenses will increase, and we may have to incur product branding and marketing expenses.  As a result, despite our recent sale of $575,000 of common stock, we may still have to obtain additional capital from the sale of additional shares of our common stock or by borrowing funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

Should we need additional capital in order to continue or grow our operations, our current status as a company that has a business plan but no products and limited operations is expected to make it difficult to obtain financing through the issuance of equity or debt securities.  If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.  No assurance can be given that we will be able to obtain sufficient capital to meet our requirements.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our chief executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Based upon our evaluation, we also concluded that there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.   RISK FACTORS.

Information regarding risk factors appears under “Risk Factors” inluded in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 22, 2010, we issued 15,000,000 shares to Zenith Global Enterprises Limited in consideration for the Davi Skin trademark and related assets.  These securities were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.  No sales commission or other compensation was paid in connection with this issuance of shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION

As of January 18, 2011, we entered into a lease with Resco LP, a California limited partnership, as landlord.  Under the lease, we occupy approximately 1,500 square feet of office space at 9426-9428 Dayton Way, Beverly Hills, California.  The lease is for a term of two years, commencing February 1, 2011 and ending January 31, 2013, unless earlier terminated in accordance with the lease.

Our monthly rent payments under the lease will commence on April 1, 2011, and will be in the amount of $5,400, plus payments of 10% of common area operating expenses.  On February 1, 2012, rent under the lease will increase to $5,562 per month.

ITEM 6.  EXHIBITS

4.1	Form of Class A Redeemable Warrant issued in January 2011 by the Company to investors
10.1	Form of Securities Purchase Agreement entered into in January 2011 by the Company and investors
10.2	Employment Agreement, dated January 25, 2011, between Parrish Medley and the Company
10.3	Consulting Agreement, dated January 25, 2011, between Carlo Mondavi and the Company
10.4	Industrial/Commercial Multi-Tenant Lease, dated January 18, 2011, between Resco LP and the Company
31.1	Rules 13a-14(a)/15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2011	DAVI LUXURY BRAND GROUP, INC. By: /s/ Parrish Medley Parrish Medley President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

6