Form 10-Q/A
period 2010-12-31
DAVI LUXURY BRAND GROUP, INC.
filed 2011-02-22
CIK 1450552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A Amendment No. 1
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

Explanatory Note

Davi Luxury Brand Group, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, which was originally filed on February 14, 2011 (the “Original Filing”), to include Exhibits 31.1 and 31.2 that were omitted from the Original Filing.  The Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure in the Original Filing to reflect events or circumstances since the Original Filing.  Accordingly, the Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

DAVI LUXURY BRAND GROUP, INC.

For the quarter ended December 31, 2010

FORM 10-Q/A

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

ITEM 5.  OTHER INFORMATION.

6

ITEM 6.  EXHIBITS.

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

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements  The operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2010, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

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

Introductory Comment

Throughout this Quarterly Report on Form 10-Q/A, the terms “we,” “us,” “our,” “the Company,” and “our company” refer to Davi Luxury Brand Group, Inc., a Nevada corporation, formerly known as Dafoe Corp.

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

For the fiscal quarter ended December 31, 2009, general and administrative expenses were $7,646 compared to $31,040 for the fiscal quarter ended December 31, 2010.  The increase in general and administrative expenses is the result of increased legal and other expenses incurred in connection with our acquisition of the Davi Skin brand and related assets. We anticipate that our general and administrative expenses will increase significantly in 2011 compared to those of last year as we increase our business activities and launch our new skincare business.  Effective January 1, 2011, we have entered into an employment agreement with our new Chief Executive Officer and into a consulting agreement with our Chairman of the Board.  Under these agreements, we have agreed to pay both our Chief Executive Officer and our Chairman a monthly salary of $8,000 each.  Last year, we did not have any salaried employees.  In addition, we anticipate that we will have to hire additional executives, including a Chief Financial Officer, and possibly other employees as our company grows.  In addition, we will have to pay rent for the new offices that we occupied in February 2011, and we will have to incur additional legal and other professional fees related to our increased operations.  All of foregoing will increase our future general and administrative expenses.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.   RISK FACTORS.

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2010.

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

ITEM 6.  EXHIBITS

4.1	Form of Class A Redeemable Warrant issued in January 2011 by the Company to investors (1)
10.1	Form of Securities Purchase Agreement entered into in January 2011 by the Company and investors (1)
10.2	Employment Agreement, dated January 25, 2011, between Parrish Medley and the Company (1)
10.3	Consulting Agreement, dated January 25, 2011, between Carlo Mondavi and the Company (1)
10.4	Industrial/Commercial Multi-Tenant Lease, dated January 18, 2011, between Resco LP and the Company (1)
31.1	Rules 13a-14(a)/15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________________________________ (1) Previously filed on February 14, 2011 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2011	DAVI LUXURY BRAND GROUP, INC. By: /s/ Parrish Medley Parrish Medley President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

7