Form 10-Q
period 2011-03-31
DAVI LUXURY BRAND GROUP, INC.
filed 2011-05-16
CIK 1450552

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53609

Davi Luxury Brand Group, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	26-2463412
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☒ No ☐

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
Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 13, 2011, the issuer had 75,060,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

DAVI LUXURY BRAND GROUP, INC.

For the quarter ended March 31, 2011

FORM 10-Q

i

PART I

ITEM 1.  FINANCIAL STATEMENTS.

DAVI LUXURY BRAND GROUP, INC.
(Formerly DAFOE CORP.)
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS

Current assets:
Cash	$348,792	$-
Accounts receivable, net	16,327
Inventory, net	4,760	-
Prepaid deposits	8,694	-

Total current assets	378,573	-

Leasehold improvements, net	13,903	-
Trademarks	50,000	-
Security deposit	21,600

Total assets	$464,076	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,682	$-
Accounts payable - related party	32,000	-
Notes payable - related party	-	49,202
Total current liabilities	34,682	49,202

Total liabilities	34,682	49,202

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 750,000,000 shares authorized; 75,010,000 and 58,860,000 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively	75,010	58,860
Additional paid-in capital	665,592	(24,960)
Deficit accumulated during the development stage	(311,208)	(83,102)

Total stockholders’ equity (deficit)	429,394	(49,202)

Total liabilities and stockholders’ equity (deficit)	$464,076	$-

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
(Formerly DAFOE CORP.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Inception (July 26,
	Three Months Ended March 31,		Six Months Ended March 31,		2007) through
	2011	2010	2011	2010	March 31, 2011

Royalty revenue	$16,327	$-	$16,327	$-	$16,327

Costs and expenses:
Wages and professional fees	167,833	1,700	198,393	7,450	250,040
General and administrative	45,560	779	46,040	2,675	73,195
Mineral exploration	-	-	-	-	4,300

Total costs and expenses	213,393	2,479	244,433	10,125	327,535

Net loss	$(197,066)	$(2,479)	$(228,106)	$(10,125)	$(311,208)

Weighted average number of common shares outstanding - basic and diluted	74,642,222	58,860,000	67,406,154	58,860,000

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
(Formerly DAFOE CORP.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,		Inception (July 26, 2007) through
	2011	2010	March 31, 2011
Cash flows from operating activities
Net loss	$(228,106)	$(10,125)	$(311,208)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	347	-	347
Stock based compensation	22,500	-	22,500
Changes in operating assets and liabilities
Accounts receivable	(16,327)	-	(16,327)
Inventory	(4,760)	-	(4,760)
Prepaid deposits	(8,694)	-	(8,694)
Accounts payable and accrued expenses	2,682	-	2,682
Accounts payable - related parties	32,000	-	32,000

Net cash used in operating activities	(200,358)	(10,125)	(283,460)

Cash flows from investing activities
Payment of security deposit	(21,600)	-	(21,600)
Purchase of leasehold improvements	(14,250)	-	(14,250)

Net cash used in investing activities	(35,850)	-	(35,850)

Cash flows from financing activities
Proceeds from sale of common stock	575,000	9,700	608,900
Contribution to capital	10,000	-	10,000
Shareholder advances	-	-	49,202

Net cash provided by financing activities	585,000	9,700	668,102

Net change in cash and cash equivalents	348,792	(425)	348,792

Cash, beginning of period	-	581	-

Cash, end of period	$348,792	$156	$348,792

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplementary disclosure of noncash financing activities:
Capital contributions - forgiveness of debt	$49,202	$-	$49,202
Stock issued for trademark purchase	$50,000	$-	$50,000

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
(formerly DAFOE CORP.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 1	ORGANIZATION AND NATURE OF OPERATIONS

Davi Luxury Brand Group, Inc. (formerly Dafoe Corp.) (the “Company”) was incorporated in the State of Nevada on July 26, 2007.  The Company is in the development stage.  Until September 2010, the Company was an exploration stage company engaged in the acquisition and exploration of mineral properties.  During the fiscal year ended September 30, 2010, the Company lost all of the mineral rights that it owned.  In November 2010, this Company became aware of the availability of “Davi Skin” skin care brand and certain related intellectual properties that were used by a luxury brand skin care company that had ceased operations.  On December 22, 2010, the Company purchased certain “Davi Skin” trade names and trademarks, an Internet address, and logos for the purpose of entering into the business of developing, marketing and selling a line of luxury branded skincare products for men and women.  On January 13, 2011, the Company changed its name to Davi Luxury Brand Group, Inc. to reflect its new line of business.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements  The operating results for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2010, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Revenue recognition
During January 2011, the Company entered into an agreement with Gilchrist & Soames (“G&S”), whereby G&S products utilize the “DAVI” name and certain trademarks and are distributed as in-room amenities for all Peninsula Hotels.  The Company recognizes royalty revenue as a percentage of gross sales of the respective products in the period in which the sale takes place and when collectability is reasonably assured.

Accounts receivable
We extend credit based on our evaluation of the customer’s financial condition.  We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due.  Our allowance for doubtful accounts was $0 as of March 31, 2011.

Inventory
Inventory consists of containers to be used for our skin care products and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value.  No such reserve has been deemed necessary as of March 31, 2011.

Leasehold Improvements
Improvements made to our leased office are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the two year term of the lease.

Deferred Rent
Our office lease includes lease payments that escalate during the life of the lease, as well as a period where the Company has utilized the property but has not been required to make rental payments (i.e. a rent holiday).  Accordingly, the Company has followed the guidance of ASC 840 “Leases” and recognized the cost of the lease over the lease term on a straight line basis.  The resulting deferred rent is amortized over the life of the lease.

Stock Based Compensation
Stock based compensation expense is recorded for stock awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis, which is generally commensurate with the vesting period.

Note 3	RELATED PARTY TRANSACTIONS

On January 25, 2011, the Company entered into an employment agreement with Parrish Medley, pursuant to which Mr. Medley will serve as the Company’s Chief Executive Officer.  The employment agreement is effective retroactively to January 1, 2011, and will continue until January 1, 2015, subject to earlier termination as provided in the employment agreement.  Under the employment agreement, Mr. Medley will be paid $8,000 per month for his service as Chief Executive Officer.  As of March 31, 2011, in order to preserve the cash balance, Mr. Medley had not been paid for his services and, accordingly, a payable to Mr. Medley in the amount of $24,000 is included in accounts payable related party in the accompanying financial statements.

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

On December 22, 2010, Kyle Beddome, the Company's former Chief Executive Officer personally sold to Parrish Medley and Carlo Mondavi 11,250,000 shares and 18,750,000 shares, respectively, of the Company's common stock that he owned.

The related party note payable at September 30, 2010 represents a loan due to Mr. Kyle Beddome, the Company’s former Chief Executive Officer, sole director and principal shareholder, who previously advanced a total of $49,202 to the Company. The loan was unsecured, non-interest bearing and had no specific terms for repayment.  In December 2010 Mr. Beddome agreed to forgive and cancel that obligation.  Accordingly, effective December 22, 2010, this $49,202 obligation of the Company has been extinguished and recorded as a capital contribution.

On November 18, 2010, Kyle Beddome made a $10,000 capital contribution to the Company in order to fund the Company’s legal, accounting, transfer agent, and other corporate and securities expenses.

Note 4	EQUITY

During January 2011, the Company raised $575,000 from the sale to two foreign investors of an aggregate of (i) 1,150,000 shares of the Company’s common stock (at a price of $0.50 per share), and (ii) warrants to purchase  1,150,000 shares of common stock (“Warrants”).  Each Warrant entitles the registered holder thereof to purchase one share of common stock at a price of $0.60, subject to adjustment in certain circumstances, through and including December 31, 2012.  The Warrants are redeemable by the Company at any time commencing June 30, 2011, upon 30 days’ notice, at a price of $0.05 per Warrant, provided that for the 20 trading days prior to the day on which the Company gives notice, the average closing “bid” price of the Company’s common stock has been at least $3.00.  The relative fair value of the 1,150,000 warrants was estimated to be $276,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 90%, risk-free interest rate .61%, and expected life of 2 years.

A summary of the Company’s warrant activity and related information for the six months ended March 31, 2011 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at September 30, 2010	$-	-
Warrants exercised	-	-
Warrants granted	$0.60	1,150,000
Warrants expired	-	-
Outstanding and exercisable at March 31, 2011	$0.60	1,150,000

Stock Warrants as of March 31, 2011
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable
$0.60	1,150,000	1.76	1,150,000

	1,150,000		1,150,000

On February 15, 2011, the Company entered into a one year Employment Agreement with J. Bernard Rice as Chief Financial Officer of the Company (the “Rice Employment Agreement”).  In accordance with the Rice Employment Agreement, Mr. Rice is to be paid 50,000 shares of the Company’s common stock on April 1, July 1, and October 1, 2011 and January 1, 2012.  As of March 31, 2011 $22,500 had been recorded as stock based compensation for his salary from February 15, 2011 to March 31, 2011 based on a common stock price of $0.90 per share and is included in paid in capital in the accompanying financial statements.

On November 30, 2010, the Company entered into an Asset Purchase Agreement with Zenith Global Enterprises Limited, a third party un-affiliated with the Company, to acquire certain trade names and trademarks, an Internet address, and logos that were previously used by Davi Skin, Inc. in connection with a line of luxury branded skincare products for men and women distributed by Davi Skin, Inc. (the “Transaction”). The Company agreed to purchase these marketing assets, valued at $50,000, in exchange for 15,000,000 shares of its common stock. The closing of the Transaction occurred on December 22, 2010.

Note 5	COMMITTMENTS AND CONTINGENCIES

As of January 18, 2011, the Company entered into a lease with Resco LP, a California limited partnership, the landlord of the office that the Company is leasing.  Under the lease, the Company occupies approximately 1,500 square feet of office space at 9426-9428 Dayton Way, Beverly Hills, California.  The lease is for a term of two years, commencing February 1, 2011 and ending January 31, 2013, unless earlier terminated in accordance with the lease.  The Company’s monthly rent expense under the lease is approximately $5,000 per month, plus payments of 10% of common area operating expenses.

Note 6	SUBSEQUENT EVENTS

On April 7, 2011, 50,000 shares of restricted stock, valued at $0.90 per share were issued pursuant to the Rice Employment Agreement.

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

Organizational History

Davi Luxury Brand Group, Inc. was incorporated in the State of Nevada on July 26, 2007 under the name “Dafoe Corp.”  The Company is in the development stage.  Until September 2010, we were an exploration stage company engaged in the acquisition and exploration of mineral properties.  During the fiscal year ended September 30, 2010, the Company lost all of the mineral right that it owned.  In November 2010, our Board became aware of the availability of the “Davi Skin” skin care brand and certain related intellectual properties that were used by a luxury brand skin care company that had ceased operations.

Upon completion of our research and analysis, we decided to change our line of business and explore the prospect of entering the luxury brand skin care business.  Our Board contacted Parrish Medley and Carlo Mondavi, two executives who previously were the co-founders and executive officers of that luxury brand skin care company, to discuss their availability in building a new company based on the “Davi Skin” brand.  Based on the foregoing, this company elected to acquire the “Davi Skin” intellectual properties, to hire the two executives, and to enter into the luxury brand skin care business.

On November 30, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Zenith Global Enterprises Limited, an unaffiliated Hong Kong company (“Zenith”), to acquire certain trade names and trademarks, an Internet address, and logos that were previously used by Davi Skin, Inc., in connection with a line of luxury branded skincare products for men and women distributed by Davi Skin, Inc. (the “Transaction”).  Zenith, a major stockholder of Davi Skin, Inc., had purchased the trademark and other assets from the Davi Skin, Inc.’s Bankruptcy Trustee in September 2010.  The Transaction closed on December 22, 2010.   As a result, we now own all of the rights to the “Davi Skin” brand, logo, website address and other marketing rights.

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

The Company, in collaboration with Gilchrist & Soames, currently provides the Company’s “Davi” and “DAVI SKIN” brands as in-room amenities for all Peninsula Hotels.  During January 2011, the Company entered into an agreement with Gilchrist & Soames to provide Peninsula Hotels with “DAVI” branded in-room amenities.  The parties anticipate that this arrangement will continue through 2012.

In January 2011, the Company also entered into a multi-year agreement with Korean Air to be the exclusive First Class and Business Class in-flight amenity provider for all Korean Air flights worldwide.  Korean Air commenced providing the DAVI amenity travel bags to its passengers in May 2011.

Also in May 2011, the Company engaged Hansam Moolsan Co., Ltd. to represent the Company in its Duty Free sales initiative for the new “DAVI” skincare retail product line in the Asia Pacific airline industry.  The Duty Free market consists of on-board Duty Free magazines and Duty Free shops.

The Company plans to release its new retail products in June 2011.  Concurrent with the release of the retail products, the Company also will launch its on-line sales initiative for those retail products on the Company’s website.

Plan of Operation

The financial statements included in this Quarterly Report for the fiscal periods before September 30, 2010 are based on assets that we no longer own and on a business we no longer conduct. As a result, our operations for the period commencing on October 1, 2010 and ending March 31, 2011, and the business that we intend to conduct in 2011 and thereafter, should not be compared to our operations for periods ending on or before September 30, 2010.

Our current business plan is to develop a line of men’s and women’s skincare and cosmetic products, to arrange for these products to be manufactured for us by third party commercial cosmetics manufacturers, and to sell our products, directly or through licensing agreements with third party distributors, to upscale department stores, specialty retailers, prestige hotels and resorts, salons and spas, on cruise ships, and in-flight and duty-free shops.  We have already entered into an agreement with an international airline and with a luxury hotel chain to carry our line of skin care products.  Our goal is to enter into additional similar agreements and to commence selling our skincare products on a retail basis in June 2011.

In order to be able to fully implement the foregoing plan of operations, we anticipate that we need as much as $2,000,000.  During January 2011, we raised $575,000 from the sale of 1,150,000 shares of our common stock (at a price of $0.50 per share) to two foreign investors.  The funds we raised in January 2011 are expected to be sufficient to fund all of our working capital needs during the development and initial roll-out of our products.  The amount and timing of any additional financing we may need will depend upon the amount of revenues we generate and the costs of implementing our business plan.

Results of Operations

Three and Six Months Ended March 31, 2011 vs. Three and Six Months Ended March 31, 2010

Royalty Revenue
Since we were unable to develop our mineral rights, we did not generate any operating revenues during the six months ended March 31, 2010.  Although we acquired the “Davi Skin” brand and related rights in the quarter ended December 31, 2010, we did not have any skincare products that we could market and, as a result, we also did not generate any revenues in that quarter.  However, we entered into agreements in January 2011 to permit the Peninsula Hotels to provide “DAVI” branded amenities to their guests and for Korean Air to provide “DAVI” branded skincare products to Korean Air’s first class and business class passengers.  During the quarter ended March 31, 2011, we generated approximately $16,000 of royalty revenues from Davi Skin branded products provided to the Peninsula Hotels.  No products were provided under the Korean Air agreement during the quarter ended March 31, 2011, but deliveries have commenced in the third quarter.  The foregoing $16,000 of revenues represents all of our revenues since our inception on July 26, 2007, and we have incurred accumulated losses of approximately $311,000 since inception.  Through March 31, 2011, our activities have been financed from the proceeds of common stock sales, stockholder advances, and contributed capital.

Wages and Professional Fees
Wages and professional fees for the three and six months ended March 31, 2011 totaled approximately $168,000 and $198,000, respectively and resulted primarily from promotional, employment and consulting agreements entered into during the quarter ended March 31, 2011, as well as, legal fees.  No wages and professional fees were recorded for the three and six months ended March 31, 2010.  Effective January 1, 2011, we entered into an employment agreement with our new Chief Executive Officer and into a consulting agreement with our Chairman of the Board.  Under these agreements, we agreed to pay both our Chief Executive Officer and our Chairman a monthly salary of $8,000 each.  Additionally, we hired a Chief Financial Officer on February 15, 2011.  His employment agreement provides for the payment of 50,000 shares of restricted common stock on April 1, July 1, and October 1, 2011 and January 1, 2012.  The shares for the period February 15, 2011 to March 31, 2011 were valued at the prevailing market rate on March 31, 2011 of $0.90 per share or $22,500.  Last year, we did not have any salaried employees.  We anticipate that we will have to hire additional employees and contractors as our company grows.

General and Administrative Expenses
General and administrative expenses totaled approximately $46,000 for both the three and six months ended March 31, 2011 and consisted primarily of rent, travel and general office expenses. On January 18, 2011, we entered into a lease for approximately 1,500 square feet of office space.  Our monthly rent expense under the lease amounts to approximately $5,000 per month, plus payments of 10% of common area operating expenses.  We anticipate that our travel and other marketing related expenses will increase in the future as we increase our business activities and launch our new skincare business.  General and administrative expenses were nominal in the prior year.

Net Loss
Our net loss for the three and six months ended March 31, 2011 increased substantially over the prior year and totaled approximately $197,000 and $228,000, respectively.  The increase is primarily a result of compensation expense resulting from the hiring of our Chief Executive Officer and Chief Financial Officer and a consulting agreement with our Chairman of the Board, as well as, the legal and professional fees associated with the transition and marketing of our new business.

Liquidity and Capital Resources

As of March 31, 2011, we had approximately $379,000 of current assets and working capital of $344,000.  To date, our liquidity has been funded by sales of securities, capital contributions and loans.

Net cash used in operating activities was approximately $200,000 for the six months ended March 31, 2011 and is primarily attributable to marketing, public relations, and legal and accounting expenditures.

Net cash used in investing activities during the six months ended March 31, 2011 was approximately $36,000 and consisted of the payment of the security deposit on the new office lease, as well as, various leasehold improvements to the office.

Net cash provided by financing activities during the six months ended March 31, 2011 was $585,000, and consists primarily of funds raised during January 2011 from the sale of 1,150,000 units at $0.50 per unit, each unit consisting of one share of common stock and one warrant to two foreign investors.  Each warrant may be exercised for the purchase of one share of the Company’s common stock at a price of $0.60 per share and expire on December 31, 2012.  The Warrants are redeemable by the Company at any time commencing June 30, 2011, upon 30 days’ notice, at a price of $0.05 per Warrant, provided that for the 20 trading days prior to the day on which the Company gives notice, the average closing “bid” price of our common stock has been at least $3.00.   The funds generated during January 2011 are expected to be sufficient to fund all of our product development costs and our other anticipated costs related to the roll-out of our initial products.  Since we do not intend to manufacture our own products and since we anticipate that our products will primarily be sold by third parties through licensing and distribution arrangements (such as our Peninsula Hotels and Korean Air agreements), we do not currently anticipate that we will have to incur many of the costs normally associated with manufacturing and distributing a new product.  However, we will have to purchase inventories of bottles and other supplies in connection with the retail and internet sales of our skincare products that we intend to launch in June 2011.  Based on the amount of revenues that we anticipate that we will generate from our existing and potential licensing and other sales agreements, we anticipate that we now have sufficient funds to satisfy our future working capital needs for the next twelve months.  However, because we intend to supplement our licensing activities with retail and online sales, we will have to raise additional capital in the future to fund these additional activities.  Our business plan also calls for us to market our products through other distribution channels.  We may have to raise additional funds to be able to engage in these other marketing and distribution activities.

We presently do not have any available credit, bank financing or other external sources of liquidity.  Currently, our only source of revenues is derived from the agreements that we have entered into with an international airline and a luxury hotel chain.  Sales of our skincare products to the hotel chain in the fiscal quarter ended March 31, 2011 resulted in only $16,000 of royalty revenue.  Although these revenues are expected to increase, and we expect to generate additional revenues if and when we commercially release our skincare or cosmetics products in large quantities, our general and administrative expenses will also increase, and we may have to incur additional product branding and marketing expenses.  As a result, despite our recent sale of $575,000 of common stock, we believe that we will have to obtain additional capital from the sale of additional shares of our common stock or by borrowing funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

Should we need additional capital in order to continue or grow our operations, our current status as a company that has limited operations is expected to make it difficult to obtain financing through the issuance of equity or debt securities.  If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.  No assurance can be given that we will be able to obtain sufficient capital to meet our requirements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During January 2011, the Company sold 1,150,000 units at $0.50 per unit, each unit consisting of one share of common stock and one warrant to two foreign investors.   The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Our monthly rent payments under the lease commenced on April 1, 2011, and are $5,400 per month, plus payments of 10% of common area operating expenses.  On February 1, 2012, rent under the lease will increase to $5,562 per month.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVI LUXURY BRAND GROUP, INC.

Dated: May 14, 2011	By:	/s/ PARRISH MEDLEY
Parrish Medley
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ J. BERNARD RICE
J. Bernard Rice
Dated: May 14, 2011		Chief Financial Officer (Principal Financial Officer)