Form 10-Q
period 2011-06-30
DAVI LUXURY BRAND GROUP, INC.
filed 2011-08-15
CIK 1450552

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 12, 2011 the issuer had 75,090,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

DAVI LUXURY BRAND GROUP, INC.

For the quarter ended June 30, 2011

FORM 10-Q

i

PART I

ITEM 1.  FINANCIAL STATEMENTS.

DAVI LUXURY BRAND GROUP, INC.
(Formerly DAFOE CORP.)
BALANCE SHEETS

	June 30, 2011	September 30, 2010
	(Unaudited)
ASSETS

Current assets:
Cash	$134,551	$-
Accounts receivable, net	68,250
Inventory, net	20,186	-
Prepaid deposits	68,185	-
Total current assets	291,172	-

Fixed assets, net	24,813	-
Trademarks	50,000	-
Security deposit	21,600

Total assets	$387,585	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$25,463	$-
Accounts payable - related party	64,000	-
Notes payable - related party	-	49,202
Total current liabilities	89,463	49,202

Total liabilities	89,463	49,202

Commitments

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 750,000,000 shares authorized; 75,090,000 and 58,860,000 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively	75,090	58,860
Additional paid-in capital	724,237	(24,960)
Accumulated deficit	(501,205)	(83,102)

Total stockholders’ equity (deficit)	298,122	(49,202)

Total liabilities and stockholders’ equity (deficit)	$387,585	$-

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
(Formerly DAFOE CORP.)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Royalty revenue	$68,250	$-	$84,577	$-

Costs and expenses:
Wages and professional fees	149,979	1,550	348,409	9,000
General and administrative	108,268	1,208	154,271	3,883

Total costs and expenses	258,247	2,758	502,680	12,883

Net loss	$(189,997)	$(2,758)	$(418,103)	$(12,883)

Weighted average number of common shares outstanding - basic and diluted	75,083,846	58,860,000	69,965,385	58,860,000

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
(Formerly DAFOE CORP.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(418,103)	$(12,883)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,404	-
Stock based compensation	81,225	-
Changes in operating assets and liabilities
Accounts receivable	(68,250)	-
Inventory	(20,186)	-
Prepaid deposits	(68,185)	-
Accounts payable and accrued expenses	25,463	-
Accounts payable - related parties	64,000	-

Net cash used in operating activities	(401,632)	(12,883)

Cash flows from investing activities
Payment of security deposit	(21,600)	-
Purchase of fixed assets	(27,217)	-

Net cash used in investing activities	(48,817)	-

Cash flows from financing activities
Proceeds from sale of common stock	575,000	12,700
Contribution to capital	10,000	-

Net cash provided by financing activities	585,000	12,700

Net change in cash and cash equivalents	134,551	(183)

Cash, beginning of period	-	581

Cash, end of period	$134,551	$398

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Capital contributions - forgiveness of debt	$49,202	$-
Stock issued for trademark purchase	$50,000	$-

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
(formerly DAFOE CORP.)
  NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 1                 ORGANIZATION AND NATURE OF OPERATIONS

Davi Luxury Brand Group, Inc. (formerly Dafoe Corp.) (the “Company”) was incorporated in the State of Nevada on July 26, 2007.  Until September 2010, the Company was engaged in the acquisition and exploration of mineral properties.  During the fiscal year ended September 30, 2010, the Company lost all of the mineral rights that it owned.  In November 2010, the Company became aware of the availability of the “Davi Skin” skin care brand and certain related intellectual properties that were used by a luxury brand skin care company that had ceased operations.  On December 22, 2010, the Company purchased certain “Davi Skin” trade names and trademarks, an Internet address, and logos for the purpose of entering into the business of developing, marketing and selling a line of luxury branded skincare products for men and women.  Accordingly, on January 13, 2011, the Company changed its name to Davi Luxury Brand Group, Inc. to reflect its new line of business.

Note 2                 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements  The operating results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2010, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

Note 3                 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Revenue recognition
The Company is party to royalty agreements whereby products utilizing the “DAVI” name and certain trademarks are sold to be distributed as amenities in hotel rooms of a chain of prestige hotels and as in-flight amenities for first class and business class passengers of an international airline.  The Company recognizes royalty revenue as a percentage of gross sales of the respective products in the period in which the sale takes place and when collectability is reasonably assured.

Development Stage Company
During the three months ended June 30, 2011, the Company no longer met the qualifications as a development stage company as defined by the Accounting Standards Codification No. 915 “Development Stage Entities”. Accordingly, the Company is no longer reported as a development stage company.

Reclassifications
For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in fiscal 2011.

Accounts receivable
We extend credit based on our evaluation of the customer’s financial condition.  We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due.  Our allowance for doubtful accounts was $0 as of June 30, 2011.

Inventory

Inventory consists of containers to be used for our skin care products and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value.  No such reserve has been deemed necessary as of June 30, 2011.

Fixed Assets
Fixed assets consist of office furniture, computer equipment and improvements made to our leased office and are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the three year useful life of the assets or the remaining term of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are expensed as incurred.

Deferred Rent
Our office lease includes lease payments that escalate during the life of the lease, as well as a period where the Company has utilized the property but has not been required to make rental payments (i.e. a rent holiday).  Accordingly, the Company has followed the guidance of ASC 840 “Leases” and recognized the cost of the lease over the lease term on a straight line basis.  The resulting deferred rent is amortized over the life of the lease and is included in accounts payable and accrued expenses in the accompanying financial statements.

Stock Based Compensation
Stock based compensation expense is recorded for stock awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis, which is generally commensurate with the vesting period.

Note 4                 RELATED PARTY TRANSACTIONS

On January 25, 2011, the Company entered into an employment agreement with Parrish Medley, pursuant to which Mr. Medley agreed to serve as the Company’s Chief Executive Officer.  The employment agreement is effective retroactively to January 1, 2011, and will continue until January 1, 2015, subject to earlier termination as provided in the employment agreement.  Under the employment agreement, Mr. Medley is entitled to be paid $8,000 per month for his service as Chief Executive Officer.  As of June 30, 2011, Mr. Medley had not been paid for his services under the employment agreement and, accordingly, a payable to Mr. Medley in the amount of $48,000 is included in accounts payable-related party in the accompanying financial statements.

On January 25, 2011, the Company entered into a consulting agreement with Carlo Mondavi, Chairman of the Board of Directors of the Company, pursuant to which Mr. Mondavi agreed to perform services for the Company regarding public relations and marketing matters relating to the Company’s products marketed under the “Davi Skin” and “Davi” brand names, including marketing of such products through upscale department stores, specialty retailers, prestige hotels and resorts, salons and spas, on cruise ships, and in-flight and duty-free shops.  The consulting agreement is effective retroactively to January 1, 2011, and will continue until January 1, 2015, unless otherwise terminated earlier by either party upon 30 days’ written notice.  Under the consulting agreement, Mr. Mondavi is entitled to be paid $8,000 per month.  As of June 30, 2011, Mr. Mondavi had not been paid for a portion of his services under the consulting agreement and, accordingly, a payable to Mr. Mondavi in the amount of $16,000 is included in accounts payable-related party in the accompanying financial statements.

On December 22, 2010, Kyle Beddome, the Company’s former Chief Executive Officer, personally sold to Mr. Medley and Mr. Mondavi 11,250,000 shares and 18,750,000 shares, respectively, of the Company’s common stock that he owned.

The related party note payable at September 30, 2010 represents a loan due to Mr. Beddome who previously advanced a total of $49,202 to the Company. The loan was unsecured, non-interest bearing and had no specific terms for repayment.  In December 2010 Mr. Beddome agreed to forgive and cancel that obligation.  Accordingly, effective December 22, 2010, this $49,202 obligation of the Company has been extinguished and recorded as a capital contribution.

On November 18, 2010, Mr. Beddome made a $10,000 capital contribution to the Company in order to fund the Company’s legal, accounting, transfer agent, and other corporate and securities expenses.

Note 5                 EQUITY

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

A summary of the Company’s warrant activity and related information for the nine months ended June 30, 2011 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at September 30, 2010	$-	-
Warrants exercised	-	-
Warrants granted	0.60	1,150,000
Warrants expired	-	-
Outstanding and exercisable at June 30, 2011	$0.60	1,150,000

Stock Warrants as of June 30, 2011
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable

$0.60	1,150,000	1.51	1,150,000

	1,150,000		1,150,000

On February 15, 2011, the Company entered into a one year Employment Agreement with J. Bernard Rice as Chief Financial Officer of the Company (the “Rice Employment Agreement”).  In accordance with the Rice Employment Agreement, Mr. Rice is to be issued 50,000 shares of the Company’s common stock on April 1, July 1, and October 1, 2011 and January 1, 2012.  During April 2011, 50,000 shares (valued at $45,000 or $0.90 per share) were issued to Mr. Rice in accordance with the Rice Employment Agreement.  As of June 30, 2011 $3,400 had been accrued as stock based compensation for his salary from May 15, 2011 to June 30, 2011 based on the prevailing common stock price of $0.136 per share and is included in paid in capital in the accompanying financial statements.  During April 2011, Mr. Rice was appointed as a member of the Company’s Board of Directors.  In consideration for his service, Mr. Rice is entitled to receive 25,000 shares of the Company’s common stock on a quarterly basis, beginning on May 16, 2011, which shares will be issued in arrears provided that Mr. Rice is still a member of the Board on the issuance date.  As of June 30, 2011, $4,625 had been accrued as stock based compensation for his Board member services based on the prevailing common stock price of $0.185 per share and is included in paid in capital in the accompanying financial statements.

During April 2011, the Company granted 30,000 shares of common stock to a private Los Angeles, California based elementary school.  The prevailing market value of the stock on the date of issuance was $28,200 or $0.94 per share and is included in stock based compensation in the accompanying financial statements.

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

Note 6                 COMMITMENTS

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Organizational History

Davi Luxury Brand Group, Inc. was incorporated in the State of Nevada on July 26, 2007 under the name “Dafoe Corp.”  Until September 2010, we were engaged in the acquisition and exploration of mineral properties.  During the fiscal year ended September 30, 2010, the Company lost all of the mineral right that it owned.  In November 2010, our Board became aware of the availability of the “Davi Skin” skin care brand and certain related intellectual properties that were used by a luxury brand skin care company that had ceased operations.

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

On November 30, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Zenith Global Enterprises Limited, an unaffiliated Hong Kong company (“Zenith”), to acquire certain trade names and trademarks, an Internet address, and logos that were previously used by Davi Skin, Inc., in connection with a line of luxury branded skincare products for men and women distributed by Davi Skin, Inc. (the “Transaction”).  Zenith, a major stockholder of Davi Skin, Inc., had purchased the trademark and other assets from Davi Skin, Inc.’s Bankruptcy Trustee in September 2010.  The Transaction closed on December 22, 2010.   As a result, we now own all of the rights to the “Davi Skin” brand, logo, website address and other marketing rights.

Concurrently with the execution of the Purchase Agreement, Kyle Beddome, our then sole director and Chief Executive Officer, agreed to sell to Messrs. Medley and Mondavi 11,250,000 shares and 18,750,000 shares, respectively, of our common stock that he owned.  The sale of the shares to Messrs. Medley and Mondavi was consummated on December 22, 2010.

In addition, Mr. Beddome appointed Messrs. Medley and Mondavi to the Board of Directors and elected them as officers, effective December 22, 2010.  Accordingly, Mr. Medley became this company’s President, and Mr. Mondavi became this company’s Chairman of the Board.  On January 25, 2011, the Company entered into an employment agreement with Mr. Medley, pursuant to which Mr. Medley agreed to serve as the Company’s Chief Executive Officer for a four-year term at a salary of $8,000 per month.  On January 25, 2011, the Company also entered into a consulting agreement with Carlo Mondavi, pursuant to which Mr. Mondavi agreed to perform public relations and marketing services relating to the Company’s products marketed under the “Davi Skin” and “Davi” brand names, including marketing of such products through upscale department stores, specialty retailers, prestige hotels and resorts, salons and spas, on cruise ships, and in-flight and duty-free shops.  The consulting agreement will continue until January 1, 2015, unless otherwise terminated earlier by either party upon 30 days’ written notice.  Under the consulting agreement, Mr. Mondavi is entitled to be paid $8,000 per month.

During January 2011, this company changed its name to “Davi Luxury Brand Group, Inc.” and moved its executive offices from Carson City, Nevada, to Beverly Hills, California.

On February 15, 2011, the Company entered into a one year Employment Agreement with J. Bernard Rice as Chief Financial Officer of the Company (the “Rice Employment Agreement”).  In accordance with the Rice Employment Agreement, the Company agreed to issue Mr. Rice 50,000 shares of the Company’s common stock on April 1, July 1 and October 1, 2011, and on January 1, 2012.  As of August 12, 2011, 50,000 shares of common stock valued at the prevailing market rate on April 1, 2011 of $.90 per share, or $45,000, had been issued to Mr. Rice.  The 50,000 shares of common stock due to Mr. Rice on July 1, 2011, valued at the then prevailing market rate of $.136 per share, or $6,800, had not been issued as of August 12, 2011. During April 2011, Mr. Rice was appointed as a member of the Company’s Board of Directors.  In consideration for his service, Mr. Rice is entitled to receive 25,000 shares of the Company’s common stock on a quarterly basis, beginning on May 16, 2011, which shares will be issued in arrears provided that Mr. Rice is still a member of the Board on the issuance date.  The 25,000 shares of common stock due to Mr. Rice for his Board member services on May 16, 2011, valued at the then prevailing market rate of $0.185 per share, or $4,625, had not been issued as of August 12, 2011.

During January 2011, the Company entered into an agreement with Gilchrist & Soames to provide Peninsula Hotels with the Company’s “DAVI” and “DAVI SKIN” branded in-room amenities.  As such, the Company, in collaboration with Gilchrist & Soames, currently sells such amenities to Peninsula Hotels.  The parties anticipate that this arrangement will continue through 2012.

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

During the three months ended June 30, 2011, the Company no longer met the qualifications as a development stage company as defined by the Accounting Standards Codification No. 915 “Development Stage Entities”.  Accordingly, the Company is no longer reported as a development stage company.

The Company plans to introduce its new retail products in certain niche markets by the end of 2011.  Depending upon its ability to raise financing to fund the expansion of its on-line retail store, the Company also plans to add to its on-line sales initiative for retail products on the Company’s website.

Plan of Operation

The financial statements included in this Quarterly Report for the fiscal periods before September 30, 2010 are based on assets that we no longer own and on a business we no longer conduct. As a result, our operations for the period commencing on October 1, 2010 and ending June 30, 2011, and the business that we intend to conduct in 2011 and thereafter, should not be compared to our operations for periods ending on or before September 30, 2010.

Our current business plan is to develop a line of men’s and women’s skincare and cosmetic products, to arrange for these products to be manufactured for us by third party commercial cosmetics manufacturers, and to sell our products, directly or through licensing agreements with third party distributors, to upscale department stores, specialty retailers, prestige hotels and resorts, salons and spas, on cruise ships, and in-flight and duty-free shops.  We have already entered into an agreement with an international airline and with a luxury hotel chain to carry our line of skin care products.  Our goal is to enter into additional similar agreements and to commence selling our skincare products in certain niche retail markets during the balance of 2011.

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

Results of Operations

Three and Nine Months Ended June 30, 2011 vs. Three and Nine Months Ended June 30, 2010

Royalty Revenue
Since we were unable to develop our mineral rights, we did not generate any operating revenues during the nine months ended June 30, 2010.  Although we acquired the “Davi Skin” brand and related rights in the quarter ended December 31, 2010, we did not have any skincare products that we could market and, as a result, we also did not generate any revenues in that quarter.  However, we entered into two agreements in early 2011 to permit the products to be sold to Peninsula Hotels to provide “DAVI” branded amenities to their guests, and for the products to be sold to Korean Air to provide “DAVI” branded skincare products to Korean Air’s first class and business class passengers.  During the three and nine months ended June 30, 2011, we generated approximately $68,000 and $85,000, respectively of royalty revenues from Davi Skin branded products provided to the Peninsula Hotels and Korean Air.   Through June 30, 2011, our activities have been primarily financed from the proceeds of common stock sales, stockholder advances, and contributed capital.

Wages and Professional Fees
Wages and professional fees for the three and nine months ended June 30, 2011 totaled approximately $150,000 and $348,000, respectively.  Such fees resulted primarily from employment and consulting agreements with our three executive officers, Messrs. Mondavi, Medley and Rice, and totaled approximately $79,000 and $149,000 for the three and nine months ended June 30, 2011, respectively.  Additionally, we incurred marketing fees totaling approximately $35,000 and $59,000 for the three and nine months ended June 30, 2011, respectively.   The remainder of the periods’ expenses related to legal, accounting and investor relations fees.  Last year, we did not have any salaried employees.  We anticipate that we will have to hire additional employees and contractors as our company grows and as we continue to incur marketing fees  related to the launch of our new skin care products.  Wages and professional fees during the three and nine months ended June 30, 2010 totaled $1,550 and $9,000, respectively, and related primarily to fees paid for accounting and legal services.

General and Administrative Expenses
General and administrative expenses totaled approximately $108,000 and $154,000 for the three and nine months ended June 30, 2011, respectively and consisted primarily of rent, insurance, stock contributions, travel and general office expenses. On January 18, 2011, we entered into a lease for approximately 1,500 square feet of office space.  Our rent expense under the lease amounts to approximately $15,000 per quarter, plus payments of 10% of common area operating expenses.  On March 31, 2011 we procured liability insurance which costs approximately $11,000 per quarter.  During April 2011, the Company donated 30,000 shares of common stock to a private Los Angeles, California based elementary school.  The prevailing market value of the stock on the date of issuance was $28,200 or $0.94 per share.  We do not expect to continue making such donations on a regular basis.  We anticipate that our travel and other general office expenses will increase in the future as we continue to increase our business activities and launch our new skincare business.  General and administrative expenses were nominal in the prior year.

Net Loss
Our net loss for the three and nine months ended June 30, 2011 increased substantially over the prior year and totaled approximately $190,000 and $418,000, respectively.  The increase is primarily a result of compensation expense resulting from the hiring of our Chief Executive Officer and Chief Financial Officer and a consulting agreement with our Chairman of the Board, as well as, the legal and professional fees associated with the transition and marketing of our new business.

Liquidity and Capital Resources

As of June 30, 2011, we had approximately $291,000 of current assets and working capital of $202,000.  To date, our liquidity has been funded primarily by the sales of securities, capital contributions and loans.

Net cash used in operating activities was approximately $402,000 for the nine months ended June 30, 2011 and is primarily attributable to marketing, public relations, deposits on liability insurance, inventory, legal and accounting expenditures.

Net cash used in investing activities during the nine months ended June 30, 2011 was approximately $49,000 and consisted of the payment of the security deposit on the new office lease, as well as, the purchase of office furniture and equipment and various leasehold improvements.

Net cash provided by financing activities during the nine months ended June 30, 2011 was $585,000, and consists primarily of funds raised during January 2011 from the sale of 1,150,000 units at $0.50 per unit, each unit consisting of one share of common stock and one warrant to two foreign investors.  Each warrant may be exercised for the purchase of one share of the Company’s common stock at a price of $0.60 per share and expires on December 31, 2012.  The warrants are redeemable by the Company at any time commencing June 30, 2011, upon 30 days’ notice, at a price of $0.05 per warrant, provided that for the 20 trading days prior to the day on which the Company gives notice, the average closing “bid” price of our common stock has been at least $3.00.

The financing raised in January 2011, along with the future royalty revenues the Company expects to receive from the foregoing international airline and luxury hotel chain, are expected to be sufficient to fund working capital needs for the next twelve months.  However, the Company will have to raise additional financing to fund all of its expected additional product development costs and other anticipated costs related to the roll-out of its retail products.  In addition, the Company will have to purchase additional inventories of bottles and other supplies in connection with the retail and internet sales of skincare products.  Our business plan also calls for us to market our products through other distribution channels.  We may have to raise additional funds to fund our retail sales and online sales initiatives and to be able to engage in these other marketing and distribution activities.

We presently do not have any available credit, bank financing or other external sources of liquidity.  Currently, our only source of revenues is derived from the agreements that we have entered into with the foregoing international airline and luxury hotel chain.  Sales of our skincare products to the international airline and the luxury hotel chain in the nine months ended June 30, 2011 resulted in $84,577 of royalty revenue.  Although these revenues are expected to increase, and we expect to generate additional revenues if and when we commercially release our skincare or cosmetics products, our general and administrative expenses will also increase, and we may have to incur additional product branding and marketing expenses.  As a result, despite our sale of $575,000 of common stock in January 2011, we believe that we will have to obtain additional capital from the sale of additional shares of our common stock or by borrowing funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2011, we issued a total of 80,000 shares of common stock to a board member and to a school, at prices ranging from $0.90 to $0.94 per share, the grant-date fair value of which was approximately $73,000 and is included in stock based compensation in the accompanying financial statements. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVI LUXURY BRAND GROUP, INC.

Dated: August 12, 2011	By:	/s/ PARRISH MEDLEY
Parrish Medley
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ J. BERNARD RICE
J. Bernard Rice
Dated: August 12, 2011		Chief Financial Officer (Principal Financial Officer)