Form 10-K
period 2011-09-30
DAVI LUXURY BRAND GROUP, INC.
filed 2012-01-06
CIK 1450552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

Commission File No. 000-53609

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $38,258,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 75,424,000 shares of common stock issued and outstanding as of December 29, 2011.

Documents incorporated by reference: None.

i

PART I

Item 1.	Business

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” and “our company” refer to Davi Luxury Brand Group, Inc., a Nevada corporation, formerly known as Dafoe Corp.

Organizational History

Davi Luxury Brand Group, Inc. was incorporated in the State of Nevada on July 26, 2007 under the name “Dafoe Corp.”  Until September 2010, we were engaged in the acquisition and exploration of mineral properties.  During the fiscal year ended September 30, 2010, the Company lost all of the mineral rights that it owned and, as a result, we commenced a search for alternative businesses that we could engage in.  In November 2010, our Board became aware of the availability of the “Davi Skin” skin care brand and certain related intellectual properties that were used by a luxury brand skin care company that had ceased operations.

Upon completion of our research and analysis, we decided to change our line of business and explore the prospect of entering the luxury brand skin care business.  Our Board contacted Parrish Medley and Carlo Mondavi, two executives who previously were the co-founders and executive officers of that luxury brand skin care company, to discuss their availability in building a new company based on the “Davi Skin” brand.  Based on the foregoing, we decided to purchase the “Davi Skin” intellectual properties, hire the two executives, and attempt to build a luxury brand skin care business.

On November 30, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Zenith Global Enterprises Limited, an unaffiliated Hong Kong company (“Zenith”), to acquire certain trade names and trademarks, an Internet address, and logos that were previously used by Davi Skin, Inc., in connection with a line of luxury branded skin care products for men and women distributed by Davi Skin, Inc. (the “Transaction”).  Zenith, a major stockholder of Davi Skin, Inc., had purchased the trademark and other assets from Davi Skin, Inc.’s Bankruptcy Trustee in September 2010.  The Transaction closed on December 22, 2010.  As a result, we now own all of the rights to the “Davi Skin” brand, logo, website address and other marketing rights.

Concurrently with the execution of the Purchase Agreement, Kyle Beddome, our then sole director and Chief Executive Officer, agreed to sell to Messrs. Medley and Mondavi 11,250,000 shares and 18,750,000 shares, respectively, of our common stock that he owned.  The sale of the shares to Messrs. Medley and Mondavi was consummated on December 22, 2010.

In addition, Mr. Beddome appointed Messrs. Medley and Mondavi to the Board of Directors and elected them as officers, effective December 22, 2010.  Accordingly, Mr. Medley became this company’s President, and Mr. Mondavi became this company’s Chairman of the Board.  On January 25, 2011, we entered into an employment agreement with Mr. Medley, pursuant to which Mr. Medley agreed to serve as the Company’s Chief Executive Officer for a four-year term, and we entered into a consulting agreement with Carlo Mondavi, pursuant to which Mr. Mondavi agreed to perform public relations and marketing services relating to our products.  The consulting agreement will continue until January 1, 2015, unless otherwise terminated earlier by either party upon 30 days’ written notice.

In January 2011, this company changed its name to “Davi Luxury Brand Group, Inc.” and moved its executive offices from Carson City, Nevada, to Beverly Hills, California.  Our offices are located at 9426 Dayton Way Beverly Hills, California 90210.

We currently maintain our corporate website at www.daviskin.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other related information will be available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.  Our Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K or any other Securities and Exchange Commission filing.

Current Business.

Our goal is to develop a skin care/cosmetics business based on a series of all-natural grape-based luxury branded skin care products marketed under the “Davi Skin” and “Davi” brand names.  Our goal is to develop, manufacture and market a line of high quality skin care products that are sold as prestige products principally through limited distribution channels to complement the images associated with the “Davi Skin” and “Davi” brands.  Our business plan is to initially target high-end luxury hotels and resorts, and in-flight and duty-free shops in order to establish our brand as a luxury product used in first class locations.  Thereafter, our goal is to expand the targeted scope of our sales efforts to upscale department stores, specialty retailers, prestige hotels, salons and spas.  In addition, we plan to have our products available for sale through our www.daviskin.com website.

Current Operations and Business Arrangements.

In accordance with our business plan, since we initiated our new business in January 2011, we have commenced selling DAVI branded luxury skin care products through the following arrangements:

Peninsula Hotels.  In January 2011, we entered into an agreement with Gilchrist & Soames to provide Peninsula Hotels with our “DAVI” and “DAVI SKIN” branded in-room skin care and related amenities.  The Peninsula Hotel chain purchases our “DAVI” and “DAVI SKIN” branded products directly from our manufacturer and pays us a fee for each product purchased.  The DAVI and DAVI SKIN products are provided by Peninsula Hotels to their hotel clients as in-room amenities.  We believe the Peninsula Hotel chain currently uses these products at all of their nine existing Peninsula Hotels worldwide.  We anticipate that this arrangement will continue through 2012.

Korean Air--In Flight Amenities.  In January 2011, we also entered into a multi-year agreement with Korean Air to be the exclusive First Class and Business Class in-flight amenity provider for all Korean Air flights worldwide.  Korean Air commenced providing DAVI branded amenity travel bags that contain DAVI skin care products to its passengers in May 2011.  These products are currently available on all Korean Air flights.  Korean Air purchases the DAVI amenity products directly from our manufacturer and we receive a royalty fee for those products.

Korean Air--Direct Product Sales.  In November 2011, we launched a new sales program to sell our Le Grand Cru face cream directly to Korean Air’s passengers.  Korean Air has added our Davi Le Grand Cru luxury face cream to the products that it offers for sale on board its flights.  In addition, Korean Air has also included our Davi Le Grand Cru luxury face cream in the Skyshop Magazine that is distributed to all passengers on its flights, and now offers our Davi Le Grand Cru face cream for sale on Korean Air’s on-line shop (www.cyberskyshop.com).  Korean Air purchases these products directly from us.  Our Davi Le Grand Cru luxury face cream is offered for sale by Korean Air at a price of U.S. $130.00 each.

On-Line Sales.  We currently maintain our corporate website at www.daviskin.com.  We have recently launched our e-commerce initiative on that website by offering for sale our Davi Le Grand Cru luxury face cream.  As described below, we have developed other DAVI branded skin care products that we intend to market and sell.  We anticipate that we will include some of these other products on our website during 2012.

Products.

In cooperation with our professional skin care formulators, we have developed a line of skin care products based on products that include a bio complex blend of various raw materials that contain anti-oxidant properties that are believed to help fight free radical damage caused by sunlight, stress and other environmental factors.  The formulas also include ingredients that we selected for their purported efficacy in helping to correct existing skin damage and age-related signs (such as wrinkles, reduced skin firmness and poor elasticity).  Our goal was to develop a line of crèmes that use natural, renewable ingredients that are desired by consumers.  These natural ingredients are incorporated into the skin care products using the latest technology in order to distinguish our luxury products from other brands that rely on petrochemical and/or undesirable synthetic ingredients.  In addition to developing products  that incorporate natural ingredients believed to contain anti-aging properties, our goal is also to have our products provide consumers with a pleasurable sensory experience, particularly smell and touch.  We currently are working with a professional skin care formulator to improve and enhance our existing skin care products and to develop additional skin care products.

As part of the development and formulation of our skin care products, our manufacturer has tested our products for stability and compliance with the Cosmetic Toiletry Fragrance Association (“CFTA”) standards, a self-regulatory organization for the cosmetic industry. This will include various types of tests, including product safety, preservative efficacy, package stability, and assay testing for all products, including over the counter ingredients. Testing stability involves a three month period where analysts are looking for changes in viscosity (thickness), appearance and odor at various temperatures to help determine shelf life, expiry dates, and other things.

All of our products are, or will be sold “over the counter.”  Therefore, we do not have to obtain any Federal Food and Drug Administration approvals and we do not plan on doing any clinical testing of any kind.  The products containing SPF or any other over the counter ingredients, however, will need to meet FDA testing regulations and the global standards for sales in countries other than the United States.

Our goal is to offer an all-natural, grape-based luxury skin care line.  There are high concentrations of minerals, vitamins, and nutrients in the by-product of the wine making process called the pomace, and the maceration process to which grapes are subjected yields polyphenols in relatively high quantity. Polyphenols are the free radical scavengers that, among other things, help to protect collagen and elastin fibers and prevent the destruction of hyaluronic acid in the skin.  We believe that the use of this pomace enables skin cremes to help fight the natural aging process of the skin.  We believe that we have access to the pomace of some of the finest wines produced in California for use in our products.

Our goal is to eventually offer a broad range of skin care products that address various skin care needs for women and men based on our formulations.  The products we intend to release include moisturizers, creams, lotions, cleansers, sun screens and self-tanning products, a number of which have been developed for use on particular areas of the body, such as the face, the hands or around the eyes.  We intend and expect to initially release the following series of skin creme products for women and men:

Women’s line:

1.	Le Grand Cru-face cream
2.	Harvest Mist – toner
3.	Eye treatment – antioxidant anti-aging
4.	Moscato – purifying cleanser
5.	Vine Fresh – spf 30 lotion
6.	Crushed Grape Seed – exfoliating cleanser

Men’s line:

1.	Le Grand Cru – face cream
2.	Crushed Grape Seed – exfoliating cleanser
3.	Reserve shave cream
4.	Vine Fresh – spf 15 lotion
5.	Coastal Vine – after shave

Manufacturing

We do not manufacture our products.  Rather, we outsource the manufacture of our products to a major, independent cosmetics manufacturer that also manufactures cosmetics for a number of other cosmetics companies.  With the assistance of this manufacture and a separate product formulator, we have designed and had manufactured the peripheral items involved in the manufacturing and marketing process, including:

1.	the shape and size of the product containers;
2.	the types of caps;
3.	the packaging;
4.	the logo and label designs; and
5.	unit cartons.

Marketing and Distribution

Our marketing strategy depends on the name recognition and goodwill associated with both (i) the “Davi Skin,” “Davi” and “Davi Napa” trademarks and logo, and (ii) Carlo Mondavi’s name and reputation.  In addition, we believe that Mr. Mondavi’s knowledge of grapes and viticulture will enhance our chances of building a successful brandname for skin care products that are marketed as an all-natural grape-based luxury skin care line.

In May 2011, we engaged Hansam Moolsan Co., Ltd. to represent us in our “duty free” sales initiative to offer and sell our “DAVI” skin care retail product line in the Asia Pacific airline industry.  The duty free market consists of on-board duty free magazines and duty free shops located at international airports.

Currently, we have no distribution agreements in place for the sale and distribution of our existing or proposed products.  However, we have contacted a number of distributors and retailers and are exploring several different methods of marketing DAVI branded skin care products.  We also are in discussions with, and intend to pursue exclusive relationships as a product amenity provider for luxury hotels, resorts and international airlines.  After our brand’s association as a luxury product has been further enhanced, we intend to seek to offer some of our skin care products to high-end retailers.  We do not, however, have any arrangements in place for the future sale of our products to such retailers.

Our plan is to leverage the existing infrastructure of other, larger organizations in the distribution and sale of DAVI branded products.  Accordingly, we are actively seeking to establish strategic relationships, include joint venture, partnerships or licensing arrangements, with larger, foreign or international organizations.  Although we have had preliminary discussions with several organizations based in Korea and elsewhere in Asia, we have not established such a strategic relationship, and no assurance can be given that we will be able to do so in the future.

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

Employees

Other than Parrish Medley, our President and Chief Executive Officer, we have no full-time employees as of the date of this Annual Report.  Certain of our administrative and operational functions are performed for us by part-time employees or consultants.

Research and Development Expenditures

In connection with the development of a new line of skin care products, we have contacted a third party laboratory to develop our skin care products based on the criteria and know-how of the company’s new executive officers.  Accordingly, we anticipate that we will incur future expenses related to the development of our products.

Patents and Trademarks

In December 2010, we purchased all of the rights to the trademark “DAVI SKIN” (Reg. No. 3,029,808, Ser. No. 76/549,132, registered with the United States Patent & Trademark Office), including all right, title and interest in and to that trademark, the name and term “DAVI SKIN” and any other similar or associated trademarks (whether registered or unregistered), trade names, service names, logos and designs used by or relating to the business operations of skin care products.

We have also filed trademark applications  with the United States Patent & Trademark Office for the following additional trademarks that we currently use in our skin care business:  “DAVI,” “DAVI NAPA,” and “Le Grand Cru.”

As part of our plan to expand our skin care presence in Asia, we have filed trademark applications in South Korea for the “DAVI,” “DAVI SKIN” and “DAVI NAPA” trademarks.

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

Risks Related To Our Business

We are an early-stage company subject to all of the risks and uncertainties of a new business.

Although we have been in existence since July 2007, we should be evaluated as a new start-up company, subject to all of the risks and uncertainties normally associated with a new start-up company.  Our previous mineral rights business was not successful and did not generate any revenues.  We no longer own any mineral rights and, since the beginning of 2011, have directed our efforts on developing a luxury branded line of skin care products based on the “Davi Skin” and “Davi” brands.  However, to date, our products are only offered and available to consumers through two arrangements (Korean Air and the Peninsula Hotels), and we have very limited sales directly to consumers.  As a result, during 2011, we generated limited revenues from our skin care business.  As a new, start-up company, we are subject to all of the risks and uncertainties normally associated with new, start-up companies including potential manufacturing issues, difficulties establishing our marketing and distribution operations, lack of name recognition, lack of adequate capital, difficulties hiring and retaining qualified employees, and difficulties in complying with all applicable federal, state and local regulatory and administrative requirements.  As a start-up company, we expect to incur significant operating losses until, if ever, we successfully release a line of products, and there can be no assurance that we will be able to validate and market products in the future that will generate significant revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability.

We have generated limited revenues to date, and we can give no assurance that we will ever be able to generate significant licensing revenues or product sales.

To date, our skin care products are distributed as first class amenities by third parties, and there have been virtually no direct sales of our products to customers.  While we believe that we have the ability to increase our licensing revenues in the future, the amount of such licensing revenues is uncertain.  Our business model and our goal, however, is to generate revenues primarily from product sales.  To date, we have not established any direct sales infrastructure, and we have only commercially released one skin care product.  We have developed other skin care products, but there is no guarantee that we will ever manufacture and commercially release significant quantities of such products.  To become profitable, we will have to successfully develop, manufacture, market and sell a number of skin care products.  There can be no assurance that our product development efforts will be successfully completed, that we will be able to manufacture our products at an acceptable cost and with acceptable quality, or that our products can be successfully marketed in the future.

There is no guarantee that our products will be accepted by consumers.

We have not yet commercially released any of our proposed products.  The market acceptance of skin care and cosmetic products varies significantly and cannot be predicted.  Factors that may cause a skin care and cosmetic product to be accepted or rejected by consumers include price, quality of ingredients, effectiveness, packaging, availability, advertising, and numerous other intangible factors.  Consumer demand for our proposed products also may be affected by word of mouth testimonials, fads, and general consumer trends.  Since we have not test marketed our products, we are not certain if any of our products will appeal to our target consumer market.  There can be no assurance that any of our products will gain broad acceptance among consumers.  Unless we can achieve a sufficient following of consumers who purchase our products, we will not operate profitably and may have to cease our operations.  No assurance can be given that any of our products will achieve sufficient consumer acceptance.

We are currently dependent upon two licensing/royalty agreements for most of our revenues, and the loss of one or both of these arrangements would have a material negative affect on our financial condition.

During fiscal year 2011, we generated $198,715 of revenues, of which $197,505 represented payments that we received under two agreements (our agreement to provide DAVI branded products to (i) passengers of Korean Air and (ii) hotel guests in the Peninsula Hotels).  The Peninsula Hotel agreement is scheduled to expire at the end of 2012, and it is uncertain if the Peninsula Hotel chain will purchase any DAVI branded products thereafter.  The Korean Air arrangement can be terminated at any time by Korean Air.  Accordingly, our ability to continue to receive revenues in the future from our principal sources of current revenues is uncertain.  Should either or both of these revenue sources terminate their arrangements, our financial condition would be materially and adversely affected, and our on-going operations would be severely hampered.

We will need significant additional capital, without which we will have to curtail or cease operations.

Our business plan assumed that we would raise debt or equity financing in the near term in order to fund the commercial release of our products and our short term working capital needs.  Our business plan assumed that we would raise between $2,000,000 and $5,000,000, most of which would be used to manufacture, market and distribute the various skin care products that we have designed and developed (but have not yet commercially released).  During fiscal year 2011 we, however, only raised $627,500 of equity funding, and we have not identified any sources for the additional financing that we will require.  As a result of our lack of funding, we have not been able to develop our business plan as anticipated, and our goal of achieving our business plan has been hindered.  Without raising additional funding (directly from investors or from strategic partners), both our ability to continue as a going concern and to grow into a material, and viable, skin care company are in doubt.  There can be no assurance that sufficient funding will be available to us at acceptable terms, or at all.  If we are unable to obtain sufficient financing on a timely basis, the growth of our company and business will be delayed, and we could be forced to reduce the scope of our current and proposed business or otherwise limit or terminate our operations altogether.  Any additional equity funding that we obtain will reduce the percentage ownership held by our existing security holders.

We are dependent on key personnel

Successful implementation of our business plan depends on the skills and efforts of our two principals, Parrish Medley and Carlo Mondavi, our President and Chief Executive Officer, and Chairman, respectively.  The loss of either of these two executives would have a material negative impact on our operations and on our ability to market or products.  We also need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel.

We will be subject to competition from numerous companies, including a number of multi-national companies, that have significantly greater financial and other resources.

The skin care and cosmetic products business is highly competitive.  We will be competing with hundreds of large and small cosmetics companies, including such companies as L’Oréal S.A., The Procter & Gamble Company, The Estée Lauder Companies Inc. and numerous other multi-national manufacturers.  Most of our competitors market products that are well known and trusted by the consumer marketplace.  Since virtually all of our competitors have significantly greater financial and other resources than we do, our competitors have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility than we do to respond to changing business and economic conditions.  Competition in the skin care business is based on pricing of products, the quality of the products, innovation, perceived value, promotional activities, advertising, new product introductions, name recognition, and other factors.  It is difficult for us to predict how we will be able to effectively compete with our competitors’ actions in these areas.

We will have to rely on third parties to manufacture our products who may not perform to our standards or timeline.

All of our products are currently manufactured by one or more third party manufacturing companies.  We have no ability or intention to manufacture our own products and plan to rely entirely on third parties for the manufacture of our ingredients, bottles and packages.  We believe that there are a number of qualified manufacturers who could produce our products to our specifications (and to the specifications of our licensees).  The manufacturer(s) that we currently use, or may use in the future, may encounter difficulties involving product yields, quality control, adequacy of control procedures and policies, and compliance with applicable regulations.  Should our manufacturing company refuse or fail to manufacture the quantity or quality of the products that we need, the marketing and sales of our products could be delayed, suspended or otherwise adversely affected until we identify a suitable, replacement manufacturing company.  While we believe that there are a number of manufacturers in the U.S. who could manufacture our products, the failure of any one of our manufacturers to manufacture our products in a timely fashion, or to our specifications, could materially and adversely affect our operations.

The Company’s audited financial statements express substantial doubt about its ability to continue as a going concern.

Our audited financial statements for the period ended September 30, 2011, have been prepared assuming that the Company will continue as a going concern. However, our auditors have expressed substantial doubt about our ability to continue as a going concern because as of the date of the audited statements, we had generated limited revenues and had not achieved profitable operations. The Company’s ability to continue as a going concern is subject to its ability to finance its operations by generating and sustaining profits and/or obtaining necessary funding from outside sources. We have only recently commenced operations, and expect to continue to experience significant losses in the foreseeable future. There can be no assurance that we will ever achieve (or sustain) profitability, or successfully secure outside financing.  Accordingly, there can be no assurance about our ability to continue as a going concern.

We have no patent protection and may not be able to protect our proprietary rights.

Our ability to compete successfully will depend, in part, on the quality and uniqueness of our products.  Although we have trademark protection for our “Davi Skin” brand and have submitted trademark applications for the other trademarks that we use in our business, we have no product patent protection for any of our proposed products or any of the ingredients or compounds in our products.  We may claim proprietary rights in various unpatented technologies, know-how and trade secrets relating to our products and manufacturing processes, and we intend to protect our proprietary rights in our product formulas and operations through contractual obligations with our consultants and vendors.  However, because we do not have patent protection on any of our products or compounds, other companies can attempt to compete with us by imitating our products.  We cannot guarantee the adequacy of the protections we intend to take to protect our proprietary rights, or that our competitors will not independently develop or produce products or processes that are substantially equivalent or superior to our products or processes.

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

The development, manufacture and sale of skin care and cosmetic products expose us to the risk of damages from product liability or other consumer claims.  Although each of our current and proposed products will be subject to industry accepted product tests to reduce the likelihood of any successful product liability claim against us, no assurance is given that we will not be subject to product liability claims in the future.  We intend to obtain and maintain product liability insurance for liabilities arising from the use of our products when they enter the marketplace.  Additionally, we intend to require the manufacturers of our products to maintain insurance.  A successful claim in excess of our products liability coverage could have a materially adverse effect on our business, financial condition and results of operations.

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

As of the date of this Annual Report, our directors and executive officers beneficially owned approximately 40.2% of our outstanding voting capital stock.  These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

(a)	our merger with or into another company;

(b)	a sale of substantially all of our assets; and

(c)	amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

(a)	announcements by us or our competitors;

(b)	announcements of new products or new contracts by us or our competitors;

(c)	actual or anticipated variations in our operating results;

(d)	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

(e)	conditions and trends in the skin care and cosmetics industries;

(f)	general economic, political and market conditions and other factors; and

(g)	the occurrence of any of the risks described in this Annual Report.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 18, 2011, we entered into a lease with Resco LP, a California limited partnership, the landlord of the office that the Company is leasing.  Under the lease, the Company occupies approximately 1,500 square feet of office space at 9426-9428 Dayton Way, Beverly Hills, California.  The lease is for a term of two years, commencing February 1, 2011 and ending January 31, 2013, unless earlier terminated in accordance with the lease.  The Company’s monthly rent expense under the lease is approximately $5,000 per month, plus payments of 10% of common area operating expenses.

Item 3.	Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted for trading on the OTC Bulletin Board since June 14, 2009.  In conjunction with our name change to “Davi Luxury Brand Group, Inc.” (formerly “Dafoe Corp.”), the Company began trading in January 2011 under the symbol “MDAV” (formerly “DAFX”).

Trading in our common stock has been extremely limited since we were first listed on the OTC Bulletin Board.  During 2010, there were many days in which no shares were traded.  While trading has increased in our stock in 2011, that trading has been limited, sporadic and subject to significant swings in the number of shares sold.  The following table sets forth the range of closing prices for our common stock for the quarters indicated.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended September 30, 2010	High Bid	Low Bid
First Quarter	(1)	(1)
Second Quarter	$1.50	$0.49
Third Quarter	$1.57	$0.75
Fourth Quarter	$2.30	$1.00
(1)           No trades were effected (or extremely few shares were traded) during this period.

Fiscal Year Ended September 30, 2011	High Bid	Low Bid
First Quarter	$2.00	$1.40
Second Quarter	$2.60	$0.85
Third Quarter	$1.00	$0.14
Fourth Quarter	$0.14	$0.02

Holders

As of December 29, 2011, there were approximately 41 holders of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will pay dividends in the foreseeable future.  Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant.  However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

We have no compensation plans under which our equity securities are authorized for issuance.

Recent sales of unregistered securities

During August 2011, we sold 700,000 shares (the "Shares") and a one-year warrant to purchase up to 299,600 shares (the "Warrant Shares"), respectively, of our common stock to a single accredited investor for an aggregate purchase price of $52,500.  The warrant is exercisable at a price of $0.15 per share.  The Shares have a price protection feature that ensures the aggregate value of the Shares is equal to or greater than $52,500 on August 10, 2012.  If exercised, the Warrant Shares will have a price protection feature that ensures the value of the Warrant Shares on the one year anniversary of the date the Warrant Shares are purchased is equal to or greater than the aggregate price paid for the Warrant Shares.  The foregoing securities were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.  No sales commission or other compensation was paid in connection with this issuance of the securities.

Repurchase of securities

We did not repurchase any shares of our common stock during the fourth quarter of the year ended September 30, 2011.

Item 6.	Selected Financial Data.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Annual Report on Form 10-K, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans to develop, market and sell new skin care products, and implement our growth strategy, any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any Forward-Looking Statement.  In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  These statements by their nature involve substantial risks and uncertainties, such as our ability to establish a new business and develop, market and sell new skin care products, and implement our growth strategy, certain of which are beyond our control. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the Forward-Looking Statements.  Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission.  All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements.  Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain.  Such critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 2 to the Financial Statements included in this Annual Report.  However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the fiscal year ended September 30, 2011.

The financial statements included in this Annual Report for the fiscal year ending September 30, 2010 are based on assets that we no longer own and on a business we no longer conduct.  As a result, our operations for the period commencing on October 1, 2010 and ending September 30, 2011, and the business that we intend to conduct in 2012 and thereafter, should not be compared to our operations for periods ending on or before September 30, 2010.

Results of Operations

Year Ended September 30, 2011 Compared to the Year Ended September 30, 2010

Revenue

Since we were unable to develop our mineral rights when we were previously engaged in the acquisition and exploration of mineral properties, we did not generate any operating revenues from our prior operations until we abandoned those operations and commenced our new skin care business in December 2010.  Although we acquired the “Davi Skin” brand and related rights in the quarter ended December 31, 2010, we did not have any skin care products that we could market and, as a result, we also did not generate any revenues in that quarter.  We did not generate any revenues during the fiscal year ended September 30, 2010 (“fiscal 2010”).

However, we entered into two agreements in early 2011 for the sale of “DAVI” branded skin care products to Peninsula Hotels for use as amenities to the hotel’s guests, and to Korean Air as on-board amenities for use by Korean Air’s first class and business class passengers.  As of the fiscal year ended September 30, 2011 (“fiscal 2011”), we generated $197,505 of royalty revenues from Davi Skin branded products provided to the Peninsula Hotels and Korean Air.  We also had some minor sales of our Le Grand Cru women’s skin crème through our on-line store.  The on-line store did not operate through most of fiscal 2011, and only contained one product.  We intend to offer additional products on that site during 2012.  Our agreements with the Peninsula Hotels and Korean Air were not in effect during all of fiscal 2011.  In addition, since the end of fiscal 2011, we have commenced selling our Le Grand Cru skin crème through Korean Air’s on-board sales and that airlines’ on-line Skyshop.  As a result, we anticipate that our revenues from these sources will increase in 2012.

Because substantially all of our revenues consisted of royalty payments made to us under our Peninsula Hotel and Korean Air agreements, our cost of goods sold were less than $3,000.  As a result, we realized gross profits of $195,820 in fiscal 2011.

Wages and Professional Fees

Wages and professional fees for fiscal 2011 and fiscal 2010 totaled $464,443 and $9,810, respectively.  Such fees resulted primarily from employment and consulting agreements with our two executive officers, Parrish Medley and Bernie Rice, and our Chairman, Carlo Mondavi, and totaled $208,095 in fiscal 2011.  Of these $208,095 expenses, $59,175 was paid or will be paid through the issuance of shares and, therefore, was not a cash expenditure.   Additionally, we also incurred legal fees, accounting fees, investor relations fees, and other related professional fees, which totaled $256,348 in fiscal 2011.  Of these $256,348 expenses, $28,200 was paid via the issuance of 30,000 shares of our common stock as a one-time charitable contribution gift to a Los Angeles, California based elementary school.  The net increase in wages and professional fees from fiscal 2011 to fiscal 2010 is principally the result of increased outside services costs and payroll obligations associated with our growing operations in the luxury brand skin care business, and for the purpose of expanding such operations.  In fiscal 2010, we did not have any salaried employees, and our professional fees related primarily to those paid for accounting and legal services.  We anticipate that we will have to hire additional employees and contractors as our company grows and as we continue to incur marketing fees related to the launch of our new skin care products.

General and Administrative Expenses

General and administrative expenses for fiscal 2011 totaled $186,720 and consisted primarily of travel, insurance, depreciation, software, rent, utilities, , and other general office expenses. On January 18, 2011, we entered into a lease for approximately 1,500 square feet of office space.  Our rent expense under the lease amounts to approximately $15,000 per quarter, plus payments of 10% of common area operating expenses.  Travel expenses during fiscal 2011 consisted of, among other things, expenses associated with our travel to Asia to promote and sell our skin care products. We anticipate that our travel and other general office expenses will increase in the future as we continue to increase our business activities and expand our new skin care business.   General and administrative expenses were nominal in fiscal 2010, totaling $4,971, reflecting the decrease in our mineral development activities and our lack of funding at that time.

Net Loss

Our net loss for fiscal 2011 and fiscal 2010 totaled $471,723 and $14,781, respectively.  The substantial increase in our net loss in fiscal 2011 is primarily the result of compensation expense resulting from the hiring of our Chief Executive Officer and Chief Financial Officer and a consulting agreement with our Chairman of the Board, as well as the legal and professional fees associated with the transition and marketing of our new business.

Liquidity and Capital Resources

As of September 30, 2011, we had $303,713 of current assets and working capital of $176,248.  Through September 30, 2011, our operating activities have been primarily financed from the proceeds of sales of our securities, stockholder advances, contributed capital, and royalty payments received from sales of our skin care products to an international airline and a luxury hotel chain.

In fiscal 2011, we incurred a net loss of $471,723, and used net cash in operating activities of $456,001.  In an effort to preserve cash, $87,375 of the fiscal 2011 wages and professional fees were paid with shares of our common stock and $41,000 of compensation was deferred by Mr. Medley and Mr. Mondavi.  As of September 30, 2011 we had $113,249 in outstanding accounts receivable, all of which has been collected as of the date of this annual report.

Net cash used in investing activities in fiscal 2011 was $60,306 and consisted of the payment of the security deposit on the new office lease, as well as, the purchase of office furniture and equipment and various leasehold improvements.

Net cash provided by financing activities during fiscal 2011 was $637,500, and consists primarily of funds raised in January 2011 from the sale to two foreign investors of 1,150,000 units at $0.50 per unit, each unit consisting of one share of common stock and one warrant.  Each warrant may be exercised for the purchase of one share of the Company’s common stock at a price of $0.60 per share and expires on December 31, 2012.  The warrants are redeemable by the Company at any time commencing June 30, 2011, upon 30 days’ notice, at a price of $0.05 per warrant, provided that for the 20 trading days prior to the day on which the Company gives notice, the average closing “bid” price of our common stock has been at least $3.00.

We also raised $52,500 in August 2011 from the sale to an accredited investor of 700,000 shares of our common stock at a price of $0.075 per share and a warrant to purchase up to 299,600 shares of our common stock at an exercise price of $0.15 per share. The warrant expires on August 10, 2012.

The funding raised in January and August 2011, together with the royalty revenues we received and expect to receive from Korean Air and the Peninsula Hotel chain, and other future revenues we expect to generate from sales of our skin care products through other channels are expected to be sufficient to fund our anticipated working capital needs for the next twelve months.  However, these sources of revenues are not sufficient to enable us to implement our business plan or to otherwise grow.  Accordingly, we will have to raise additional financing to fund all of our expected additional product manufacturing costs and other anticipated expenditures related to the roll-out of our retail products.  In addition, we will have to purchase additional inventories of bottles and other supplies in connection with the retail and internet sales of skin care products.  Our business plan also calls for us to market our products through other distribution channels.  We may have to raise additional funds to fund our retail sales and online marketing initiatives and to be able to engage in other distribution activities.

We presently do not have any available credit, bank financing or other external sources of liquidity.  Currently, our only source of revenues is derived from the agreements that we have entered into with the foregoing international airline and luxury hotel chain.  Sales of our skin care products to the international airline and the luxury hotel chain in fiscal 2011 resulted in $197,505 of royalty revenue.  Although these revenues are expected to increase, and we expect to generate additional revenues from sales through our website of our Davi Le Grand Cru luxury face cream and the other skin care products we expect to release, our general and administrative expenses will also increase, and we may have to incur additional product branding and marketing expenses. As a result, despite our sale of an aggregate of $627,500 of common stock in 2011, we believe that we will have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders.  There is no assurance that we will be successful in obtaining additional funding.

Our current status as a micro-cap company that has limited operations is expected to make it difficult to obtain financing through the issuance of equity or debt securities.  If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.  No assurance can be given that we will be able to obtain sufficient capital to meet our requirements.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation.

Item 8.	Financial Statements and Supplementary Data.

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Davi Luxury Brand Group, Inc.
(Formerly Dafoe Corp.)
Beverly Hills, California

We have audited the accompanying balance sheets of Davi Luxury Brand Group, Inc. (the “Company”) as of September 30, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davi Luxury Brand Group, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
January 3, 2012

DAVI LUXURY BRAND GROUP, INC.
(Formerly DAFOE CORP.)
BALANCE SHEETS

	September 30, 2011	September 30, 2010

ASSETS

Current assets:
Cash	$121,193	$-
Accounts receivable, net	113,249
Inventory, net	21,176	-
Prepaids	48,095	-
Total current assets	303,713	-

Property and equipment, net	31,784	-
Trademarks	50,000	-
Security deposit	21,600

Total assets	$407,097	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$46,565	$-
Accounts payable - related party	41,000	-
Derivative liability	39,900	-
Notes payable - related party	-	49,202
Total current liabilities	127,465	49,202

Total liabilities	127,465	49,202

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 750,000,000 shares authorized; 75,090,000 and 58,860,000 shares issued and outstanding at September 30, 2011 and 2010, respectively	75,090	58,860
Additional paid-in capital	759,367	(24,960)
Accumulated deficit	(554,825)	(83,102)

Total stockholders’ equity (deficit)	279,632	(49,202)

Total liabilities and stockholders’ equity (deficit)	$407,097	$-

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
(Formerly DAFOE CORP.)
STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2011	2010

Sales	$198,715	$-

Cost of goods sold	2,895	-

Gross profit	195,820	-

Costs and expenses:
Wages and professional fees	464,443	9,810
General and administrative	186,720	4,971

Total costs and expenses	651,163	14,781

Loss from operations	(455,343)	(14,781)

Other income (expense)
Derivative expense	(16,380)	-

Net loss	$(471,723)	$(14,781)

Weighted average number of common shares outstanding - basic and diluted	71,257,068	58,860,000

Net loss per share - basic and diluted	$(0.01)	$(0.00)

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
(Formerly DAFOE CORP.)
STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(471,723)	$(14,781)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,922	-
Stock based compensation	87,375	-
Derivative expense	16,380
Changes in operating assets and liabilities
Accounts receivable	(113,249)	-
Inventory	(21,176)	-
Prepaids	(48,095)	-
Accounts payable and accrued expenses	46,565	-
Accounts payable - related parties	41,000	-

Net cash used in operating activities	(456,001)	(14,781)

Cash flows from investing activities
Payment of security deposit	(21,600)	-
Purchase of fixed assets	(38,706)	-

Net cash used in investing activities	(60,306)	-

Cash flows from financing activities
Proceeds from sale of common stock and warrants	627,500	-
Contribution to capital	10,000	-
Stockholder advances	-	14,200

Net cash provided by financing activities	637,500	14,200

Net change in cash	121,193	(581)

Cash, beginning of period	-	581

Cash, end of period	$121,193	$-

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Capital contributions - forgiveness of debt	$49,202	$-
Stock issued for trademark purchase	$50,000	$-
Initial Value of Derivative Liability	$23,520	$-

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
(Formerly DAFOE CORP.)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance, September 30, 2009	58,860,000	$58,860	$(24,960)	$(68,321)	$(34,421)
Net loss				(14,781)	(14,781)
Balance, September 30, 2010	58,860,000	$58,860	$(24,960)	$(83,102)	$(49,202)
Issuance of common stock for trademark	15,000,000	15,000	35,000	-	50,000
Capital contribution	-	-	10,000	-	10,000
Foregiveness of debt	-	-	49,202	-	49,202
Issuance of common stock and warrants for cash, net	1,150,000	1,150	602,830	-	603,980
Stock Based Compensation	80,000	80	87,295	-	87,375
Net loss	-	-	-	(471,723)	(471,723)
Balance, September 30, 2011	75,090,000	$75,090	759,367	(554,825)	279,632

See accompanying notes to consolidated financial statements

DAVI LUXURY BRAND GROUP, INC.
(formerly DAFOE CORP.)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011

Note 1	ORGANIZATION AND NATURE OF OPERATIONS

Davi Luxury Brand Group, Inc. (formerly Dafoe Corp.) (the “Company”) was incorporated in the State of Nevada on July 26, 2007.  Until September 2010, the Company was engaged in the acquisition and exploration of mineral properties.  During the fiscal year ended September 30, 2010, the Company lost all of the mineral rights that it owned.  In November 2010, the Company became aware of the availability of the “Davi Skin” skin care brand and certain related intellectual properties that were used by a luxury brand skin care company that had ceased operations.  On December 22, 2010, the Company purchased certain “Davi Skin” trade names and trademarks, an Internet address, and logos for the purpose of entering into the business of developing, marketing and selling a line of luxury branded skincare products for men and women.  Accordingly, on January 13, 2011, the Company changed its name to Davi Luxury Brand Group, Inc. to reflect its new line of business.  The Company is now developing a skin care/cosmetics business based on a series of all-natural grape-based luxury branded skin care products marketed under the “Davi Skin” and “Davi” brand names.  Our goal is to develop, manufacture and market a line of high quality skin care products that are sold as prestige products principally through limited distribution channels to complement the images associated with the “Davi Skin” and “Davi” brands.  Our business plan is to initially target high-end luxury hotels and resorts, and in-flight and duty-free shops in order to establish our brand as a luxury product used in first class locations.  Thereafter, our goal is to expand the targeted scope of our sales efforts to upscale department stores, specialty retailers, prestige hotels, salons and spas.  In addition, we plan to have our products available for sale through our www.daviskin.com website.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $554,825 since its inception, has working capital of $176,248, and expects to incur further losses in the deployment of its business plan, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by continuing to receive royalty revenues and by additional equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.   The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Revenue recognition
The Company is party to royalty agreements whereby products utilizing the “DAVI” name and certain trademarks are sold and distributed as amenities in hotel rooms of a chain of prestige hotels and as in-flight amenities for first class and business class passengers of an international airline.  The Company recognizes royalty revenue as a percentage of gross sales of the respective products in the period in which the sale takes place and when collectability is reasonably assured.  Revenue from product sales is recognized when the product is shipped to the customer and title has transferred.

During fiscal year 2011, we generated $198,715 of revenues, of which $197,505 represented payments that we received under two agreements (our agreement to provide DAVI branded products to (i) passengers of Korean Air and (ii) hotel guests in the Peninsula Hotels).  The Company’s reliance on these two customers, which accounted for 99.4% of our sales during the fiscal year ended September 30, 2011, makes us vulnerable to the risk of a near-term severe impact.  Should either or both of these revenue sources terminate their arrangements, our financial condition would be materially and adversely affected, and our on-going operations would be severely hampered.

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

Accounts receivable
We extend credit based on our evaluation of the customer’s financial condition.  We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due.  All outstanding receivables at the end of each quarterly period were collected in a timely manner.  Our allowance for doubtful accounts was $0 as of September 30, 2011 and 2010.

Inventory
Inventory consists of containers to be used for our skin care products and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value.  No such reserve has been deemed necessary as of September 30, 2011.

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

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with insignificant rate risk and with original maturities of three months or less at the date of purchase.   At various times, the Company had deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has experienced no losses related to these uninsured amounts.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value Estimates
Pursuant to the Accounting Standards Codification (“ASC”) No. 820, “Disclosures About Fair Value of Financial Instruments”, the Company records its financial assets and liabilities at fair value.  ASC No. 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  ASC No. 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.
Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The carrying values for cash and cash equivalents, accounts receivable, prepaid assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

Derivative Instruments
Our equity instruments may contain embedded derivative instruments, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex.  Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur.

Net Loss Per Common Share
Net loss per common share is computed pursuant to ASC No. 260 “Earnings Per Share”.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no dilutive shares outstanding as of September 30, 2011 and 2010.

Income Taxes
The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Recently Issued Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require (1) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements, and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Since the requirements of ASU 2010-06 only relate to disclosure, the adoption of this guidance did not have an effect on our financial position or results of operations.

Note 3	RELATED PARTY TRANSACTIONS

On January 25, 2011, the Company entered into an employment agreement with Parrish Medley, pursuant to which Mr. Medley agreed to serve as the Company’s Chief Executive Officer.  The employment agreement is effective retroactively to January 1, 2011, and will continue until January 1, 2015, subject to earlier termination as provided in the employment agreement.  Under the employment agreement, Mr. Medley is entitled to be paid $8,000 per month for his service as Chief Executive Officer.  As of September 30, 2011, Mr. Medley had been paid $58,000 of the $72,000 due to him for his services under the employment agreement and, accordingly, a payable to Mr. Medley in the amount of $14,000 is included in accounts payable-related party in the accompanying financial statements.

On January 25, 2011, the Company entered into a consulting agreement with Carlo Mondavi, Chairman of the Board of Directors of the Company, pursuant to which Mr. Mondavi agreed to perform services for the Company regarding public relations and marketing matters relating to the Company’s products marketed under the “Davi Skin” and “Davi” brand names, including marketing of such products through upscale department stores, specialty retailers, prestige hotels and resorts, salons and spas, on cruise ships, and in-flight and duty-free shops.  The consulting agreement is effective retroactively to January 1, 2011, and will continue until January 1, 2015, unless otherwise terminated earlier by either party upon 30 days’ written notice.  Under the consulting agreement, Mr. Mondavi is entitled to be paid $8,000 per month.  As of September 30, 2011, Mr. Mondavi had been paid $45,000 of the $72,000 due to him for his services his services under the consulting agreement and, accordingly, a payable to Mr. Mondavi in the amount of $27,000 is included in accounts payable-related party in the accompanying financial statements.

On February 15, 2011, the Company entered into a one year employment agreement with Mr. Rice, our Chief Financial Officer.   Under his employment agreement, Mr. Rice, our Chief Financial Officer, was entitled to receive, as of the fiscal year ended September 30, 2011, 50,000 shares of the Company’s common stock in April 2011 and in July 2011, valued at an aggregate of $52,800. In addition, in consideration for Mr. Rice’s service as a member of the Board, Mr. Rice is entitled to receive a grant of 25,000 shares of Company common stock, commencing on May 16, 2011 and quarterly thereafter, which shares were valued at an aggregate of $6,375.  As of September 30, 2011, only 50,000 shares of the 150,000 shares of common stock owed to Mr. Rice had been issued, which 50,000 shares were valued at $45,000, representing the prevailing market rate on the date of issuance.

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

Note 4	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	September 30,
	2011	2010
Leasehold Improvements	$16,429	$-
Computers and office equipment	22,277	-
Less: accumulated depreciation	(6,922)	-

Total property and equipment, net	$31,784	$-

Depreciation expense for the years ended September 30, 2011 and 2010 was $6,922 and $0, respectively.

Note 5	INCOME TAXES

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

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30,
	2011	2010
Refundable Federal income tax attributable to:
Current operations	$160,400	$5,000
Less: Stock based compensation expense	(29,700)	-
Change in valuation allowance	(130,700)	(5,000)
Net refundable amount	$-	$-

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	September 30,
	2011	2010
Deferred tax asset attributable to:
Net operating losses carried forward	$158,900	$28,200
Less: Valuation allowance	(158,900)	(28,200)
Net deferred tax asset	$-	$-

The Company has determined that a valuation allowance of $158,900 at September 30, 2011, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2011 was approximately $130,700.  As of September 30, 2011, the Company has a net operating loss carry-forward of $467,500, which is available to offset future federal taxable income, if any, with expiration beginning 2028.

Note 6	EQUITY

Common Stock

During January 2011, the Company raised $575,000 from the sale to two foreign investors of an aggregate of (i) 1,150,000 shares of the Company’s common stock (at a price of $0.50 per share), and (ii) warrants to purchase  1,150,000 shares of common stock (“Warrants”).  Each Warrant entitles the registered holder thereof to purchase one share of common stock at a price of $0.60, through and including December 31, 2012.  The Warrants are redeemable by the Company at any time commencing June 30, 2011, upon 30 days’ notice, at a price of $0.05 per Warrant, provided that for the 20 trading days prior to the day on which the Company gives notice, the average closing “bid” price of the Company’s common stock has been at least $3.00.  The relative fair value of the 1,150,000 warrants was estimated to be $276,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 90%, risk-free interest rate .61%, and expected life of 2 years.

During August 2011, the Company sold 700,000 shares (the “Shares”) and a one-year warrant to purchase up to 299,600 shares of our common stock (the “Warrant Shares”) to a single accredited investor for an aggregate purchase price of $52,500.  The warrant is exercisable at a price of $0.15 per share.  The relative fair value of the 299,600 warrants was estimated to be $5,945 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 148%, risk-free interest rate 1%, and expected life of 1 year.  The Shares have a price protection feature that ensures the aggregate value of the Shares is equal to or greater than $52,500 on August 10, 2012. If exercised, the Warrant Shares will have a price protection feature that ensures the value of the Warrant Shares on the date that is one year after the date the Warrant Shares are purchased is equal to or greater than the aggregate price paid for the Warrant Shares. In connection with the sale of the Shares, the Company has applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the price protection features attached to the Shares are accounted for as derivative liabilities at the date of sale and adjusted to fair value through earnings at each reporting date. The resulting value was allocated to the proceeds received and applied as a discount to the stock payable account in paid-in capital on the balance sheet. When the $52,500 proceeds were received in August 2011, the Company recognized a derivative liability of $23,520, which approximated the fair value of the derivative on that date.  At September 30, 2011, the approximate fair value of this derivative is $39,900, resulting in a derivative expense of $16,380.

On February 15, 2011, the Company entered into a one year Employment Agreement with J. Bernard Rice as Chief Financial Officer of the Company (the “Rice Employment Agreement”).  In accordance with the Rice Employment Agreement, Mr. Rice is to be issued 50,000 shares of the Company’s common stock on April 1, July 1, and October 1, 2011 and January 1, 2012.  During April 2011, 50,000 shares (valued at $45,000 or $0.90 per share) were issued to Mr. Rice in accordance with the Rice Employment Agreement, as payment for the period February 15 to May 15, 2011.  As of September 30, 2011 $7,800 had been accrued as stock based compensation, which amount is included in paid-in capital in the accompanying financial statements, for his compensation from May 15, 2011 to September 30, 2011 based on the prevailing common stock prices on the dates the shares were supposed to be issued, which amount is included in paid-in capital in the accompanying financial statements.  During April 2011, Mr. Rice was appointed as a member of the Company’s Board of Directors.  In consideration for his service, Mr. Rice is entitled to receive 25,000 shares of the Company’s common stock on a quarterly basis, beginning on May 16, 2011, which shares will be issued in arrears provided that Mr. Rice is still a member of the Board on the issuance date.  As of September 30, 2011, $6,375 had been accrued as stock based compensation, which amount is included in paid-in capital in the accompanying financial statements, for his Board member services based on the prevailing common stock prices on the dates the shares were supposed to be issued.

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

Common Stock Warrants

A summary of the Company’s warrant activity and related information for the twelve months ended September 30, 2011 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at September 30, 2010	$-	-
Warrants exercised	-	-
Warrants granted	0.60	1,150,000
Warrants granted	0.15	299,600
Warrants expired	-	-
Outstanding and exercisable at September 30, 2011	$0.15 – 0.60	1,449,600

Stock Warrants as of September 30, 2011
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable

$0.60	1,150,000	1.25	1,150,000
$0.15	299,600	.86	299,600

	1,449,600		1,449,600

Share-Based Compensation Payments
Total non-cash compensation expense related to the issuance of stock, warrants, and options was as follows:

	September 30,
	2011	2010

Stock compensation	$87,375	$-
Options compensation	-	-
Total	$87,375	$-

Note 7	COMMITMENTS AND CONTINGENCIES

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

As of November 28, 2011, the Company entered into a one-year agreement with a professional skincare formulator to improve and enhance our existing skin care products and to develop additional skin care products.  In exchange for the services, the Company will pay twelve monthly payments of $15,000 each, with the last payment due on November 1, 2012.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. We are not currently a party to any litigation.

Note 8	SUBSEQUENT EVENTS

During October 2011, the Company issued 334,000 shares of common stock to a single accredited prospective investor.  The investor was going to pay an aggregate purchase price of $25,050 in exchange for the 334,000 shares and a one-year warrant to purchase up to 149,952 shares of our common stock at a price of $0.15 per share.  The transaction has been rescinded and the investor is returning the shares.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management (consisting of our Chief Accounting Officer and our Chief Executive Officer, who also served as our Chief Operating Officer) as of the end of the period covered by this report, our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2011.

In connection with the preparation of our financial statements for the year ended September 30, 2011 certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff.  Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified.  We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

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

(c)	Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position held by each of our executive officers and directors as of December 27, 2011:

Name	Age	Position
Parrish Medley	50	President, Chief Executive Officer and Director
J. Bernard Rice	56	Chief Financial Officer and Director
Carlo Cesare Mondavi	31	Chairman of the Board

Each director will serve until the next annual meeting of the stockholders of the Company or until his successor is elected and qualified.

Our Chief Executive Officer serves pursuant to an employment agreement that will continue until January 1, 2015, subject to earlier termination as provided in the employment agreement. Our Chief Financial Officer serves pursuant to an employment agreement that will continue until February 15, 2012, subject to earlier termination as provided in the employment agreement.   See “Item 11, Employment Agreements” for a summary of the material terms of employment agreements between the Company and our officers.

Biographical information

Parrish Medley was appointed as President, Chief Executive Officer, and a director of this company in December 2010.  Mr. Medley also was the President, Chief Executive Officer,  and a director of UHF Logistics Group, Inc. (formerly Regal Group, Inc.), a public company engaged in the business of developing and integrating off-the-shelf and proprietary RFID solutions, from February 2010 until December 23, 2011.  In 2003, Mr. Medley co-founded Davi Skin, Inc. and subsequently served as its President until December 2006.  Between 2006 and 2010, Mr. Medley was involved in real estate and venture capital investments for his own account.  Mr. Medley was a venture capitalist and a private money manager from 1997 to 2004.  His previous experience includes roles as manager and financial consultant for numerous registered broker dealers, including Bear Stearns & Co.  From 1999 to 2001, Mr. Medley was a partner at Century Financial Partners, a venture capital firm.  Mr. Medley also founded Palm Beach Tan, Inc., one of the nation’s largest indoor chains and franchise operations, as well as Mystic Tan, one of the largest spray on tanning systems in the world.  Mr. Medley graduated from Southern Methodist University in 1986 with a Bachelor’s degree in Business Administration.

J. Bernard Rice was engaged as our Chief Financial Officer in February 2011.  Mr. Rice has an extensive financial background, including over 25 years of experience in the financial industry.  From 2004 to the present, Mr. Rice has been the Chief Financial Officer of Best Practice Networks, Inc., a developer of on-line learning technology for K-12 students and adult career education students.  Mr. Rice is also the Chief Financial Officer of Crescent Financial Partners, Inc., a private equity merchant-banking firm, and is a member of the Board of Directors of Omni Ventures, Inc., a public company.  Mr. Rice began his career with IBM in sales in 1977.  His work in business case structure and portfolio analysis positioned Mr. Rice in 1985 for a role as IBM’s Finance Director for Application Software.  In 1990, Mr. Rice was appointed Director of Finance, Planning and Administration for IBM’s Southern Area.  In 1993, Mr. Rice became Chief Financial Officer and General Partner for IBM Venture Capital Group, and was appointed Vice President of Business Development for IBM’s Consumer Division in 1998.  Rice holds a B.A. from St. Anselm College (Manchester, New Hampshire) and a Masters in Business Administration in Marketing from Georgia State University. Mr. Rice also attended the IBM Presidents Program (a special Executive MBA program) at Harvard University.

Carlo Cesare Mondavi became this company’s Chairman of the Board in December 2010.  Mr. Mondavi is a member of the Mondavi winegrowing family from Napa Valley, California.  Mr. Mondavi worked at the Robert Mondavi Winery from 1987 until 2003.  Since 2008, he has worked at Continuum Estate with the sales team where he currently serves as the Western Regional Sales Manager.  Continuum Estate is an artesian winery that was founded in 2005 by Mr. Mondavi’s grandfather, Robert Mondavi, and father, Tim Mondavi.  Mr. Mondavi studied International Business at the University of Aix en Provence, France and Language Studies at the University of Milan, Italy.  He founded Davi Skin, Inc. in 2003 with the vision of improving skin health with the luxurious antioxidants found in wine and grapes. He resigned as an officer and director of Davi Skin, Inc. in July 2008.

Family Relationships

There are no family relationships among any of the executive officers and directors.

Nominations of Directors

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Board Committees

Pursuant to our Bylaws, our Board of Directors may establish committees of one or more directors from time-to-time, as it deems appropriate.  Our common stock is quoted on the OTC Bulletin Board under the symbol “MDAV.” The OTC Bulletin Board does not maintain any standards requiring us to establish or maintain an audit, nominating or compensation committee.  As of December 29, 2011, our Board of Directors does not maintain any audit, nominating or compensation committee, or any other committees.  The Company does not have an audit committee financial expert.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s Directors, officers and employees, including its principal executive officer and principal financial officer. The Code is posted on the Company’s website at www.daviskin.com.  The Company intends to disclose any amendments to the Code by posting such amendments on its website.

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

The Company believes that during its most recent fiscal year ended September 30, 2011, its executive officers, directors and greater than 10% stockholders complied with the filing requirements under Section 16(a), except J. Bernard Rice, who failed to file (i) a Form 3 in connection with his February 15, 2011 appointment as Chief Financial Officer, and (ii) a Form 4 relating to his acquisition of a total of 50,000 shares of common stock as compensation in his capacity as an officer and director.

Item 11.	Executive Compensation.

Summary Compensation Table.

The following table sets forth certain information concerning the compensation for services rendered to us in all capacities for the fiscal years ended September 30, 2011 and 2010 of all persons who served as our principal executive officer and principal financial officer during the fiscal year ended September 30, 2011.  No other executive officers earned annual compensation during the fiscal year ended September 30, 2011 that exceeded $100,000.  The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 09/30	Salary Paid or Accrued ($)	Bonus Paid or Accrued ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Kyle Beddome(1)	2011	0	0	0	0	0	0
	2010	0	0	0	0	0	0

Parrish Medley	2011	72,000	0	0	0	0	72,000
President, CEO, Director	2010	0	0	0	0	0	0
(Principal Executive Officer)(2)

Carlo Mondavi	2011	72,000	0	0	0	0	72,000
Chairman(3)	2010	0	0	0	0	0	0

J. Bernard Rice	2011	0	0	59,175	0	0	59,175
Chief Financial Officer	2010	0	0	0	0	0	0
(Principal Financial Officer)(4)

(1)
Mr. Beddome was our President from July 26, 2007 (i.e., the date of our incorporation) until December 22, 2010, and he was our Chief Executive Officer, Chief Financial Officer and a director from July 26, 2007 until December 30, 2010.  The Company did not pay Mr. Beddome any salary, bonus stock awards, option awards, or any other compensation during the fiscal ended September 30, 2010 or 2011.

(2)	As of the fiscal year ended September 30, 2011, $14,000 of Mr. Medley’s $72,000 salary payable as of that date was accrued to preserve cash for other working capital needs.

(3)	As of the fiscal year ended September 30, 2011, $27,000 of Mr. Mondavi’s $72,000 compensation payable as of that date was accrued to preserve cash for other working capital needs.

(4)
Under his employment agreement, Mr. Rice, our Chief Financial Officer, was entitled to receive as of the fiscal year ended September 30, 2011 50,000 shares of the Company’s common stock in April 2011 and in July 2011, valued at an aggregate of $52,800. In consideration for Mr. Rice’s service as a member of the Board, Mr. Rice is entitled to receive a grant of 25,000 shares of Company common stock, commencing on May 16, 2011 and quarterly thereafter, which shares were valued at an aggregate of $6,375.  As of September 30, 2011, only 50,000 shares of the 150,000 shares of common stock owed to Mr. Rice had been issued, which 50,000 shares were valued at $45,000, representing the prevailing market rate on the date of issuance.

Equity Awards

There were no options, warrants or other security awards outstanding as of September 30, 2011.

Compensation of Directors

With the exception of Mr. Rice, no director receives any compensation for his services as a director.  During April 2011, Mr. Rice was appointed as a member of the Company’s Board of Directors.  In consideration for his services, Mr. Rice is entitled to receive 25,000 shares of the Company’s common stock on a quarterly basis, beginning on May 16, 2011, which shares will be issued in arrears provided that Mr. Rice is still a member of the Board on the issuance date.  The 25,000 shares of common stock due to Mr. Rice for his Board member services on May 16, 2011, valued at the then prevailing market rate of $0.185 per share, or $4,625, had not been issued as of December 29, 2011.  The 25,000 shares of common stock due to Mr. Rice for his Board member services on August 15, 2011, valued at the then prevailing market rate of $0.07 per share, or $1,750, had not been issued as of December 29, 2011.

Employment Agreements and Arrangements of Officers

Employment Agreement with Parrish Medley

On December 22, 2010, upon the resignation of our prior President, Mr. Beddome, Mr. Medley became our President. On January 25, 2011, the Company entered into an employment agreement with Mr. Medley, pursuant to which Mr. Medley agreed to serve as the Company’s Chief Executive Officer.  The employment agreement is effective retroactively to January 1, 2011, and will continue until January 1, 2015, subject to earlier termination as provided in the employment agreement.  Under the employment agreement, Mr. Medley is entitled to be paid $8,000 per month for his service as Chief Executive Officer.  As of September 30, 2011, Mr. Medley was paid $58,000 of the $72,000 due to him for his services under the employment agreement and, accordingly, a payable to Mr. Medley in the amount of $14,000 is included in accounts payable-related party in the accompanying financial statements.

Consulting Agreement with Carlo Mondavi

On December 22, 2010, Mr. Mondavi was appointed as our Chairman of the Board of Directors.  On January 25, 2011, the Company entered into a consulting agreement with Carlo Mondavi, pursuant to which Mr. Mondavi agreed to perform services for the Company regarding public relations and marketing matters relating to the Company’s products marketed under the “Davi Skin” and “Davi” brand names.  The consulting agreement is effective retroactively to January 1, 2011, and will continue until January 1, 2015, unless otherwise terminated earlier by either party upon 30 days’ written notice.  Under the consulting agreement, Mr. Mondavi is entitled to be paid $8,000 per month.  As of September 30, 2011, Mr. Mondavi was paid $45,000 of the $72,000 due to him for his services under the consulting agreement and, accordingly, a payable to Mr. Mondavi in the amount of $27,000 is included in accounts payable-related party in the accompanying financial statements.

Employment Agreement with J. Bernard Rice

On February 15, 2011, the Company entered into a one year employment agreement with Mr. Rice, our Chief Financial Officer.  In accordance with Mr. Rice’s employment agreement, the Company agreed to issue Mr. Rice 50,000 shares of the Company’s common stock on April 1, July 1 and October 1, 2011, and on January 1, 2012.  As of December 29, 2011, only 50,000 shares of common stock, valued at the prevailing market rate on the date of issuance of $0.90 per share, or $45,000, had been issued to Mr. Rice.  The 50,000 shares of common stock due to Mr. Rice on July 1, 2011, valued at the prevailing market rate on that date of $0.136 per share, or $6,800, have not been issued as December 29, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 29, 2011 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our named executive officers and each of our directors and (c) by all executive officers and directors of this company as a group.  As of December 29, 2011, there were 75,424,000 shares of our common stock issued and outstanding.  We believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class
Directors/Named Executive Officers:

Parrish Medley	11,250,000	14.9%
Carlo Mondavi	18,750,000 (3)	24.9%
J. Bernard Rice	300,000	*
All Named Executive Officers and Directors as a group (3 persons)	30,300,000	40.2%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each person listed is c/o Davi Luxury Brand Group, Inc., 9426 Dayton Way, Beverly Hills, CA 90210.

(2)
For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities.  Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of December 29, 2011.

(3)	Represents shares registered to Carlo C. Mondavi, Trustee of the Carlo C. Mondavi 2011 Separate Property Trust dated May 17, 2011.

Equity Compensation Plans

We have no equity compensation plans as of the date of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On January 25, 2011, the Company entered into a consulting agreement with Carlo Mondavi, Chairman of the Board of Directors of the Company, as described in Item 11, above, under “Employment Agreements and Arrangements of Officers.”  The consulting agreement is effective retroactively to January 1, 2011, and will continue until January 1, 2015, unless otherwise terminated earlier by either party upon 30 days’ written notice.  Under the consulting agreement, Mr. Mondavi is entitled to be paid $8,000 per month.  As of September 30, 2011, Mr. Mondavi had been paid $45,000 of the $72,000 due to him for his services his services under the consulting agreement and, accordingly, a payable to Mr. Mondavi in the amount of $27,000 is included in accounts payable-related party in the financial statements included in this Annual Report.

On December 22, 2010, Kyle Beddome, the Company’s former Chief Executive Officer, personally sold to Mr. Medley and Mr. Mondavi 11,250,000 shares and 18,750,000 shares, respectively, of the Company’s common stock that he owned.  Also, Mr. Beddome previously advanced a total of $49,202 to the Company in unsecured, interest-free loans, which had no specific terms for repayment.  In December 2010, Mr. Beddome agreed to forgive and cancel that obligation.  Accordingly, effective December 22, 2010, that $49,202 obligation of the Company has been extinguished and recorded as a capital contribution.

On November 18, 2010, Mr. Beddome made a $10,000 capital contribution to the Company in order to fund the Company’s legal, accounting, transfer agent, and other corporate and securities expenses.

Promoters and Certain Control Persons

Kyle Beddome was the founder and promoter of the Company.  During the fiscal year ended September 30, 2008, the Company issued 31,500,000 shares of common stock, valued at $3,500, to Mr. Beddome for cash.  Other than the foregoing shares, Mr. Beddome has not, directly or indirectly, received anything of value from the Company (including money, property, contracts, options or rights of any kind).  The Company has not acquired any assets, directly or indirectly, from Mr. Beddome.

Item 14.	Principal Accountant Fees and Services.

The following table shows the fees billed by LBB & Associates Ltd., LLP, our current auditors, for the fiscal year ended September 30, 2011 and the period ended September 30, 2010:

	Fiscal year ended September 30, 2011	Fiscal year ended September 30, 2010
Audit Fees	$28,840	$12,260
Audit Related Fees	$0	$0
All Other Fees	$0	$0

Audit Fees.  Consists of fees billed and estimated for professional services rendered for the audit of the Company’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by LBB & Associates Ltd., LLP in connection with statutory and regulatory filings or engagements.

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

See pages 16 through 28 in this report for the following information:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Cash Flows
Statements of Stockholders’ Equity (Deficit)
Notes to Financial Statements

(b)	Exhibits

INDEX TO EXHIBITS

Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Bylaws
4.1	Form of Class A Redeemable Warrant issued in January 2011 by the Company to investors. (2)
10.1	Asset Purchase Agreement, dated November 30, 2010, between the Company and Zenith Global Enterprises Limited.
10.2	Form of Indemnification Agreement entered into between the Company and its executive officers and directors. (3)
10.3	Form of Securities Purchase Agreement entered into in January 2011 by the Company and investors. (2)
10.4	Employment Agreement, dated January 25, 2011, between Parrish Medley and the Company. (2)
10.5	Consulting Agreement, dated January 25, 2011, between Carlo Mondavi and the Company. (2)
10. 6	Industrial/Commercial Multi-Tenant Lease, dated January 18, 2011, between Resco LP and the Company. (2)
10.7	Employment Agreement, effective as of February 15, 2011, between J. Bernard Rice and the Company.
14.1	Code of Ethics (4)
31	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
__________________________
(1)	Filed as an exhibit to our registration statement on Form S-1 filed December 31, 2008 and incorporated herein by this reference.

(2)	Filed as an exhibit to our quarterly report on Form 10-Q filed February 14, 2011 and incorporated herein by this reference.

(3)	Filed as an exhibit to our current report on Form 8-K filed January 31, 2011 and incorporated herein by this reference.

(4)	Filed as an exhibit to our annual report on Form 10-K filed November 16, 2009 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVI LUXURY BRAND GROUP, INC.

January 5, 2012	By:	/s/ Parrish Medley
Parrish Medley
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

January 5, 2012	By:	/s/ Parrish Medley
Parrish Medley
President and Chief Executive Officer
(Principal Executive Officer)

January 5, 2012	By:	/s/ J. Bernard Rice
J. Bernard Rice
Chief Financial Officer
(Principal Financial Officer) and Director

January 5, 2012	By:	/s/ Carlo Mondavi
Carlo Mondavi
Chairman of the Board