Form 10-Q
period 2011-12-31
DAVI LUXURY BRAND GROUP, INC.
filed 2012-02-10
CIK 1450552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
Large accelerated filer Non-accelerated filer	☐ ☐	Accelerated Filer Smaller reporting company	☐ ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 8, 2012 the issuer had 76,040,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

DAVI LUXURY BRAND GROUP, INC.

For the quarter ended December 31, 2011

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

DAVI LUXURY BRAND GROUP, INC.
BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(Unaudited)
ASSETS

Current assets:
Cash	$57,363	$121,193
Accounts receivable, net	192,847	113,249
Inventory	71,760	21,176
Prepaids	7,634	48,095
Total current assets	329,604	303,713

Fixed assets, net	27,452	31,784
Trademarks	50,000	50,000
Security deposit	21,600	21,600

Total assets	$428,656	$407,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$73,791	$46,565
Accounts payable - related parties	54,000	41,000
Derivative liability	43,421	39,900
Total current liabilities	171,212	127,465

Total liabilities	171,212	127,465

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 750,000,000 shares authorized; 75,090,000 shares issued and outstanding at December 31, 2011 and September 30, 2011	75,090	75,090
Additional paid-in capital	759,892	759,367
Accumulated deficit	(577,538)	(554,825)

Total stockholders’ equity	257,444	279,632

Total liabilities and stockholders’ equity	$428,656	$407,097

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2011	2010

Sales:
Royalty revenues	$101,846	$—
Product sales	92,867	—

Total sales	194,713	—

Cost of goods sold	(9,217)	—

Gross profit	185,496	—

Costs and expenses:
Wages and professional fees	143,249	30,560
Product development	15,000	—
General and administrative	46,439	480

Total costs and expenses	204,688	31,040

Loss from operations	(19,192)	(31,040)

Other expense
Derivative expense	(3,521)	—

Net loss	$(22,713)	$(31,040)

Weighted average number of common
shares outstanding - basic and diluted	75,090,000	60,327,391

Net loss per share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(22,713)	$(31,040)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,332	—
Stock based compensation	525	—
Derivative expense	3,521	—
Changes in operating assets and liabilities
Accounts receivable	(79,598)	—
Inventory	(50,584)	—
Prepaids	40,461	(425)
Accounts payable and accrued expenses	27,226	21,465
Accounts payable - related parties	13,000	—

Net cash used in operating activities	(63,830)	(10,000)

Cash flows from financing activities
Contribution to capital	—	10,000

Net cash provided by financing activities	—	10,000

Net change in cash	(63,830)	—

Cash, beginning of period	121,193	—

Cash, end of period	$57,363	$—

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

Supplementary disclosure of noncash financing activities:
Capital contributions - forgiveness of debt	$—	$49,202
Stock issued for trademark purchase	$—	$50,000

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

Note 1          ORGANIZATION AND NATURE OF OPERATIONS

Davi Luxury Brand Group, Inc. (the “Company”) was incorporated in the State of Nevada on July 26, 2007.  The Company is developing a skin care/cosmetics business based on a series of all-natural grape-based luxury branded skin care products marketed under the “Davi Skin” and “Davi” brand names. The Company’s goal is to develop, manufacture and market a line of high quality skin care products that are sold as prestige products principally through limited distribution channels to complement the images associated with the “Davi Skin” and “Davi” brands. The Company’s business plan is to initially target high-end luxury hotels and resorts, and in-flight and duty-free shops in order to establish our brand as a luxury product used in first class locations. Thereafter, its goal is to expand its sales efforts to upscale department stores, specialty retailers, prestige hotels, salons and spas. A limited number of the Company’s products are also available for sale through the Company’s www.daviskin.com website.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $577,538 since its inception, has working capital of $158,392, and expects to incur further losses in the deployment of its business plan, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds from continuing royalty revenues, from additional equity financings, and/or related party advances. However there is no assurance that additional funding will available and that the Company will continue to operate.

Note 2          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2011, and the results of operations and cash flows for the three months ended December 31, 2011 and 2010. The adjustments made are of a normal recurring nature. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2011, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

Note 3          RELATED PARTY TRANSACTIONS

On January 25, 2011, the Company entered into an employment agreement with Parrish Medley, pursuant to which Mr. Medley agreed to serve as the Company’s Chief Executive Officer. The employment agreement is effective retroactively to January 1, 2011, and will continue until January 1, 2015, subject to earlier termination as provided in the employment agreement. Under the employment agreement, Mr. Medley is entitled to be paid $8,000 per month for his service as Chief Executive Officer. As of December 31, 2011, Mr. Medley had not been paid for all of his services under the employment agreement and, accordingly, a payable to Mr. Medley in the amount of $18,000 is included in accounts payable-related party in the accompanying financial statements.

On January 25, 2011, the Company entered into a consulting agreement with Carlo Mondavi, Chairman of the Board of Directors of the Company, pursuant to which Mr. Mondavi agreed to perform services for the Company regarding public relations and marketing matters relating to the Company’s products marketed under the “Davi Skin” and “Davi” brand names, including marketing of such products through upscale department stores, specialty retailers, prestige hotels and resorts, salons and spas, on cruise ships, and in-flight and duty-free shops.  The consulting agreement is effective retroactively to January 1, 2011, and will continue until January 1, 2015, unless otherwise terminated earlier by either party upon 30 days’ written notice.  Under the consulting agreement, Mr. Mondavi is entitled to be paid $8,000 per month. As of December 31, 2011, Mr. Mondavi had not been paid for all of his services under the consulting agreement and, accordingly, a payable to Mr. Mondavi in the amount of $36,000 is included in accounts payable-related party in the accompanying financial statements.

Note 4          EQUITY

Common Stock

During August 2011, the Company sold 700,000 shares (the “Shares”) and a one-year warrant to purchase up to 299,600 shares of our common stock (the “Warrant Shares”) to a single accredited investor for an aggregate purchase price of $52,500. The warrant is exercisable at a price of $0.15 per share.  The relative fair value of the 299,600 warrants was estimated to be $5,945 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 148%, risk-free interest rate 1%, and expected life of 1 year. The Shares have a price protection feature that ensures the aggregate value of the Shares is equal to or greater than $52,500 on August 10, 2012. If exercised, the Warrant Shares will have a price protection feature that ensures the value of the Warrant Shares on the date that is one year after the date the Warrant Shares are purchased is equal to or greater than the aggregate price paid for the Warrant Shares. In connection with the sale of the Shares during the fiscal year ended September 30, 2011, the Company applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the price protection features attached to the Shares are accounted for as derivative liabilities at the date of sale and adjusted to fair value through earnings at each reporting date. The resulting value was allocated to the proceeds received and applied as a discount to the stock payable account in paid-in capital on the balance sheet. At December 31, 2011, the approximate fair value of this derivative is $43,000, resulting in a derivative expense of approximately $3,500.

On February 15, 2011, the Company entered into a one year Employment Agreement with J. Bernard Rice as Chief Financial Officer of the Company (the “Rice Employment Agreement”). In accordance with the Rice Employment Agreement, Mr. Rice is to be issued 50,000 shares of the Company’s common stock on April 1, July 1, and October 1, 2011 and January 1, 2012. During April 2011, 50,000 shares (valued at $45,000 or $0.90 per share) were issued to Mr. Rice in accordance with the Rice Employment Agreement, as payment for the period February 15 to May 15, 2011. As of December 31, 2011 $8,000 had been accrued as stock based compensation, which amount is included in paid-in capital in the accompanying financial statements, for his compensation from May 15, 2011 to December 31, 2011 based on the prevailing common stock prices on the dates the shares were supposed to be issued. During April 2011, Mr. Rice was appointed as a member of the Company’s Board of Directors. In consideration for his service, Mr. Rice is entitled to receive 25,000 shares of the Company’s common stock on a quarterly basis, beginning on May 16, 2011, which shares will be issued in arrears provided that Mr. Rice is still a member of the Board on the issuance date. As of December 31, 2011, $6,700 had been accrued as stock based compensation, which amount is included in paid-in capital in the accompanying financial statements, for his Board member services based on the prevailing common stock prices on the dates the shares were supposed to be issued.

Common Stock Warrants

A summary of the Company’s warrant activity and related information for the three months ended December 31, 2011 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at September 30, 2011	$0.15 – 0.60	1,449,600
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at December 31, 2011	$0.15 – 0.60	1,449,600

Stock Warrants as of December 31, 2011
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable
$0.60	1,150,000	1.00	1,150,000
$0.15	299,600.61		299,600
	1,449,600		1,449,600

Share-Based Compensation Expense

Total non-cash compensation expense related to the issuance of stock for the three months ended December 31, 2011 and 2010 totaled $525 and $0 respectively. There was no expense related to the issuance of warrants during the respective periods.

Note 5          COMMITMENTS

As of January 18, 2011, the Company entered into a lease with Resco LP, a California limited partnership, the landlord of the office that the Company is leasing. Under the lease, the Company occupies approximately 1,500 square feet of office space at 9426-9428 Dayton Way, Beverly Hills, California. The lease is for a term of two years, commencing February 1, 2011 and ending January 31, 2013, unless terminated earlier in accordance with the lease. The Company’s monthly rent expense under the lease is approximately $5,000 per month, plus payments of 10% of common area operating expenses.

On November 28, 2011, the Company entered into a one-year agreement with a professional skincare formulator to improve and enhance its existing skin care products and to develop additional skin care products. In exchange for the services, the Company is required to make twelve monthly payments of $15,000 each, with the last payment due on November 1, 2012.

From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect the Company’s financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. The Company expenses legal costs in the period incurred. No assurance can be given that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against the Company in the future, and these matters could relate to prior, current or future transactions or events. The Company is not currently a party to any litigation.

Note 6          SUBSEQUENT EVENTS

On January 25, 2012, the Company issued 250,000 shares of common stock to Mr. Rice, as payment of employee compensation for the period from May 15, 2011 through February 15, 2012 and board member compensation for the period from April 27, 2011 through April 26, 2012. The stock was valued at prices ranging from $0.185 to $0.008 per share on the dates the shares were payable to Mr. Rice and totaled an aggregate of approximately $15,525 of which $14,700 had been accrued as a stock payable as of December 31, 2011 in the accompanying financial statements.

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

Organizational History

Davi Luxury Brand Group, Inc. was incorporated in the State of Nevada on July 26, 2007 under the name “Dafoe Corp.”  Until September 2010, we were engaged in the acquisition and exploration of mineral properties. During the fiscal year ended September 30, 2010, the Company lost all of the mineral rights that it owned. In November 2010, our Board became aware of the availability of the “Davi Skin” skin care brand and certain related intellectual properties that were used by a luxury brand skin care company that had ceased operations. Upon completion of our research and analysis, we decided to change our line of business and enter into the luxury brand skin care business based on the “Davi Skin” brand.

On December 22, 2010, we acquired certain trade names and trademarks, an Internet address, and logos that were previously used by Davi Skin, Inc. in connection with a line of luxury branded skincare products for men and women distributed by Davi Skin, Inc. As a result, we now own all of the rights to the “Davi Skin” brand, logo, website address and other marketing rights.

During January 2011, this company changed its name to “Davi Luxury Brand Group, Inc.” and moved its executive offices from Carson City, Nevada, to Beverly Hills, California.

Plan of Operation and Current Business

Our goal is to develop a skin care/cosmetics business based on a series of all-natural grape-based luxury branded skin care products marketed under the “Davi Skin” and “Davi” brand names. We intend to develop, manufacture and market a line of high quality skin care products that are sold as prestige products principally through limited distribution channels to complement the images associated with the “Davi Skin” and “Davi” brands. Our business plan is to initially target high-end luxury hotels and resorts, and in-flight and duty-free shops in order to establish our brand as a luxury product used in first class locations. Thereafter, our goal is to expand the targeted scope of our sales efforts to upscale department stores, specialty retailers, prestige hotels, salons and spas. In addition, we plan to have our products available for sale through our www.daviskin.com website.

Current Operations and Business Arrangements.

Since having initiated our new business in January 2011, and in accordance with our business plan, we have commenced selling DAVI branded luxury skin care products through the following arrangements:

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

On-Line Sales. We currently maintain our corporate website at www.daviskin.com. We have recently launched our e-commerce initiative on that website by offering for sale our Davi Le Grand Cru luxury face cream. We are in the process of developing other DAVI branded skin care products that we intend to market and sell. We anticipate that we will include some of these other products on our website during 2012.

Results of Operations

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010

Sales

Revenues generated during the three months ended December 31, 2011 were primarily the result of (i) agreements we entered into during early 2011 for the sale of “DAVI” branded skin care products to Peninsula Hotels for use as amenities to the hotel’s guests, and to Korean Air as on-board amenities for use by Korean Air’s first class and business class passengers, and (ii) direct sales of Le Grand Cru face cream on board Korean Air flights, in Korean Air’s Skyshop Magazine and on Korean Air’s on-line shop. During the quarter ended December 31, 2011 we generated approximately $102,000 of royalty revenues from Davi Skin branded products provided to the Peninsula Hotels and Korean Air, and $91,000 of sales of Le Grand Cru to Korean Air for re-sale on-board and through its Skyshop Magazine. We also had some minor sales of our Le Grand Cru skin crème through our on-line store. The on-line store did not operate through most of fiscal 2011, and offered only the Le Grand Cru Face Cream. We intend to offer additional products on that site during 2012.

We did not generate any revenues during the three-month period ended December 31, 2010 because we had abandoned our planned prior mineral rights operations in September 2010, and, therefore, had no operations until we commenced our new skin care business in December 2010. Although we acquired the “Davi Skin” brand and related rights in the quarter ended December 31, 2010, we did not have any skin care products that we could market and, as a result, we did not generate any revenues during that quarter.

Cost of goods sold during the quarter ended December 31, 2011 totaled approximately $9,200 and consisted primarily of the cost of skin care products sold to Korean Air for direct sales in their Skyshop Magazine and on-line shop. Since both Peninsula Hotels and Korean Air purchase the DAVI branded hotel room amenities and skin care products directly from our manufacturer, we don’t have any cost of goods sold relating to royalty payments made to us under our Peninsula Hotel and Korean Air agreements.

Wages and Professional Fees

Wages and professional fees for the quarter ended December 31, 2011 totaled approximately $143,000. Such fees resulted primarily from employment and consulting agreements with our two executive officers, Parrish Medley and Bernie Rice, and our Chairman, Carlo Mondavi, and totaled approximately $49,000. Additionally, we incurred marketing fees totaling approximately $35,000 during the quarter ended December 31, 2011. The remainder of the periods’ expenses were legal and accounting fees incurred primarily in connection with the preparation and filing with the Securities and Exchange Commission of our public company reports.

Wages and professional fees for the quarter ended December 31, 2010 totaled approximately $31,000 and consisted primarily of legal and accounting services. We did not have any salaried employees in the quarter ended December 31, 2010.

We anticipate that we will have to hire additional employees and contractors as our company grows and as we continue to incur marketing fees related to the launch of our new skin care products.

Product Development

Product development for the quarter ended December 31, 2011 totaled $15,000. On November 28, 2011, we entered into a one-year agreement with a professional skincare formulator to improve and enhance our existing skin care products and to develop additional skin care products. In exchange for the services, we agreed to make twelve monthly payments of $15,000 each, with the last payment due on November 1, 2012. Since we did not acquire our skin care assets until the end of December 2010, no product development costs were incurred during the quarter ended December 31, 2010.

General and Administrative Expenses

General and administrative expenses totaled approximately $46,000 for the quarter ended December 31, 2011, and consisted primarily of rent, depreciation, travel and general office expenses. On January 18, 2011, we entered into a lease for approximately 1,500 square feet of office space. Our rent expense under the lease amounts to approximately $15,000 per quarter, plus payments of 10% of common area operating expenses. We anticipate that our travel and other general office expenses will increase in the future as we continue to increase our business activities and launch our new skincare business. Because we did not conduct any active business during the comparable quarter last year, general and administrative expenses were nominal in the quarter ended December 31, 2010.

Other Expense

Other expense for the quarter ended December 31, 2011 is the result of a price protection feature included on 700,000 shares of common stock sold for $52,500 during August 2011. The price protection features attached to the shares are accounted for as derivative liabilities at the date of sale and adjusted to fair value through earnings at each reporting date. When the proceeds were received in August 2011, the Company recognized a derivative liability of $23,520, which approximated the fair value of the derivative on that date. At December 31, 2011, the approximate fair value of this derivative is $43,000, resulting in a derivative expense of approximately $3,500.

Net Loss

Our net loss for the quarters ended December 31, 2011 and 2010 totaled approximately $23,000 and $31,000, respectively, despite the fact that operations during the two periods were vastly different. We expect to continue incurring losses through 2012 as we continue expanding our skin care line.

Liquidity and Capital Resources

As of December 31, 2011, we had approximately $330,000 of current assets and working capital of $158,000. To date, our operating activities have been primarily financed from the sales of our securities, stockholder advances, contributed capital and royalty payments received from sales of our skin care products to an international airline and a luxury hotel chain.

During the quarter ended December 31, 2011, we incurred a net loss of approximately $23,000, but our net cash used in operating activities was approximately $64,000. The cash used in operating activities exceeded our net loss primarily because of increases in our accounts receivable and purchases of inventory. These cash outlays were partly offset by an increase in our accounts payable and, in an effort to preserve cash, by the deferral of $13,000 of compensation payable to Mr. Medley and Mr. Mondavi. As of December 31, 2011 we had approximately $193,000 in outstanding accounts receivable, of which $82,000 has been collected since that date.

The Company had no financing activities during the quarter ended December 31, 2011. Net cash provided by financing activities during the quarter ended December 31, 2010 consisted of a $10,000 capital contribution from our former Chief Executive Officer.

During January 2011 we raised $637,500 primarily from the sale to two foreign investors of 1,150,000 units at $0.50 per unit, each unit consisting of one share of common stock and one warrant. Each warrant may be exercised for the purchase of one share of the Company’s common stock at a price of $0.60 per share and expires on December 31, 2012. The warrants are redeemable by the Company at any time commencing June 30, 2011, upon 30 days’ notice, at a price of $0.05 per warrant, provided that for the 20 trading days prior to the day on which the Company gives notice, the average closing “bid” price of our common stock has been at least $3.00.

We also raised $52,500 in August 2011 from the sale to an accredited investor of 700,000 shares of our common stock at a price of $0.075 per share and a warrant to purchase up to 299,600 shares of our common stock at an exercise price of $0.15 per share. The warrant expires on August 10, 2012.

The royalty revenues we expect to receive from Korean Air and the Peninsula Hotel chain, and other anticipated future revenues we expect to generate from sales of our skin care products through on-board/duty free airline sales and other channels are not expected to be sufficient to fund both our working capital needs for the next twelve months and our necessary growth and business plan expenditures. Accordingly, we will have to raise additional financing to fund all of our expected additional product manufacturing costs and other anticipated expenditures related to the roll-out of our retail products. In addition, we will have to purchase additional inventories of bottles and other supplies in connection with the on-board/duty free, retail and internet sales of skin care products. Our business plan also calls for us to market our products through other distribution channels, which will require us to incur additional marketing expenses. Because we do not have any cash reserves, and because our projected revenues from existing arrangements are not anticipated to be sufficient, we will have to raise additional funds to fund our operations in 2012, including our new retail sales and online marketing initiatives and our other distribution activities.

We presently do not have any available credit, bank financing or other external sources of liquidity. Currently, our only source of revenues is derived from the agreements that we have entered into with the foregoing international airline and luxury hotel chain. Sales of our skincare products to the international airline and the luxury hotel chain since the inception of the agreements, January 2011 through December 31, 2011 resulted in approximately $300,000 of royalty revenue. Direct product sales of our Davi Le Grand Cru Luxury face cream to Korean Airlines for sale to their passengers began in November 2011 and totaled $91,000 as of December 31, 2011. Although these revenues are expected to continue, and we expect to generate additional revenues from sales through our website of our Davi Le Grand Cru Luxury face cream and other skin care products we expect to release, our general and administrative expenses are expected to increase, and we will have to incur additional product branding and marketing expenses. As a result, despite our sale of an aggregate of $627,500 of common stock in 2011, we believe that we will have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

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

Critical accounting policies and estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended September 30, 2011.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No unregistered securities were issued during the three months ended December 31, 2011. On January 25, 2012, we issued 250,000 shares of common stock to our Chief Financial Officer, J. Bernard Rice, as payment of employee and board member compensation for the period from April 1, 2011 through February 15, 2012. The stock was valued at prices ranging from $0.185 to $0.008 per share and totaled an aggregate of approximately $15,525 of which $14,700 had been accrued as a stock payable as of December 31, 2011 in the accompanying financial statements. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION

On February 15, 2011, the Company entered into a one-year employment agreement with Mr. Rice, this Company's Chief Financial Officer. Accordingly, effective February 15, 2012, Mr. Rice will resign as this Company's Chief Financial Officer. At that time, Mr. Rice will also resign as a director of the Company. Mr. Rice's resignation is not the result of a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

DAVI LUXURY BRAND GROUP, INC.

Dated: February 8, 2012	By:	/s/ Parrish Medley
Parrish Medley President and Chief Executive Officer (Principal Executive Officer)

Dated: February 8, 2012	By:	/s/ J. Bernard Rice
J. Bernard Rice Chief Financial Officer (Principal Financial Officer)

