Form 10-Q/A
period 2011-12-31
DAVI LUXURY BRAND GROUP, INC.
filed 2012-05-15
CIK 1450552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A (Amendment No. 1)
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

*EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION – The Registrant is filing this Form 10-Q/A amending the Form 10-Q for the period ended December 31, 2011 originally filed on February 10, 2012 to amend and restate financial statements and other financial information.

The restated unaudited quarterly financial statements in this Form 10-Q/A result from the recognition of product sale income on inventory that had not yet been purchased by the ultimate consumer and the Company cannot reasonably estimate future returns. The adjustment results in an increase in the total net loss for the period and has no effect on the Company’s historical or future revenues, cash or total assets.

The following items have been amended as a result of the restatement described above:

•	Part I – Item 1 – Financial Statements
•	Item 1 – Notes to Financial Statements
•	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

No Changes were made to other disclosures in this Form 10-Q/A for the period ended December 31, 2011

DAVI LUXURY BRAND GROUP, INC.

For the quarter ended December 31, 2011

FORM 10-Q/A
(Amendment No. 1)

PART I

ITEM 1. FINANCIAL STATEMENTS (RESTATED).

DAVI LUXURY BRAND GROUP, INC.

BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(Unaudited)
	(Restated)
ASSETS

Current assets:
Cash	$57,363	$121,193
Accounts receivable, net	192,847	113,249
Inventory	77,421	21,176
Prepaids	7,634	48,095
Total current assets	335,265	303,713

Fixed assets, net	27,452	31,784
Trademarks	50,000	50,000
Security deposit	21,600	21,600

Total assets	$434,317	$407,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$73,791	$46,565
Accounts payable - related parties	54,000	41,000
Deferred revenue	83,005	-
Derivative liability	43,421	39,900
Total current liabilities	254,217	127,465

Total liabilities	254,217	127,465

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 750,000,000 shares authorized; 75,090,000 shares issued and outstanding at December 31, 2011 and September 30, 2011	75,090	75,090
Additional paid-in capital	759,892	759,367
Accumulated deficit	(654,882)	(554,825)

Total stockholders’ equity	180,100	279,632

Total liabilities and stockholders’ equity	$434,317	$407,097

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,
	2011	2010
	(Restated)
Sales:
Royalty revenues	$101,846	$-
Product sales	9,862	-

Total sales	111,708	-

Cost of goods sold	(3,556)	-

Gross profit	108,152	-

Costs and expenses:
Wages and professional fees	143,249	30,560
Product development	15,000	-
General and administrative	46,439	480

Total costs and expenses	204,688	31,040

Loss from operations	(96,536)	(31,040)

Other expense
Derivative expense	(3,521)	-

Net loss	$(100,057)	$(31,040)

Weighted average number of common shares outstanding - basic and diluted	75,090,000	60,327,391

Net loss per share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2011	2010
	(Restated)
Cash flows from operating activities
Net loss	$(100,057)	$(31,040)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,332	-
Stock based compensation	525	-
Derivative expense	3,521	-
Changes in operating assets and liabilities
Accounts receivable	(79,598)	-
Inventory	(56,245)	-
Prepaids	40,461	(425)
Accounts payable and accrued expenses	27,226	21,465
Accounts payable - related parties	13,000	-
Deferred revenue	83,005	-

Net cash used in operating activities	(63,830)	(10,000)

Cash flows from financing activities
Contribution to capital	-	10,000

Net cash provided by financing activities	-	10,000

Net change in cash	(63,830)	-

Cash, beginning of period	121,193	-

Cash, end of period	$57,363	$-

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Capital contributions - forgiveness of debt	$-	$49,202
Stock issued for trademark purchase	$-	$50,000

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

Note 1          ORGANIZATION AND NATURE OF OPERATIONS - RESTATED

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $654,882 since its inception, has working capital of $81,048, and expects to incur further losses in the deployment of its business plan, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds from continuing royalty revenues, from additional equity financings, and/or related party advances. However there is no assurance that additional funding will available and that the Company will continue to operate.

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

Note 7          RESTATEMENT FOOTNOTE

On or about May 7, 2012, management of the Company concluded that the Company’s financial statements for the three months ended December 31, 2011 should no longer be relied upon because of an error in such financial statements. These financial statements recognized the sale of Davi Le Grand Cru face cream to Korean Air for the ultimate sale to Korean Air’s customers on board its flights through its Skyshop Magazine and through its on-line shop (www.cyberskyshop.com). The Davi Le Grand Cru face cream sold to Korean Air contained an implied right of return and accordingly, revenues and the related cost of goods sold should not have been recognized until the product was sold to Korean Air’s customers and the Company could reasonably estimate future returns.

As a result of correctly recording the portion of the Davi Le Grand Cru face cream which remained in inventory at December 31, 2011 Product Sales decreased by $83,005, Cost of Goods Sold decreased by $5,661 and the Company’s Net Loss increased by $77,344 in the accompanying Statement of Operations for the three months ended December 31, 2011. Additionally, Inventory increased by $5,661 and Deferred Revenue increased by $83,005 in the accompanying Balance Sheet at December 31, 2011.

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

Results of Operations

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010

Sales

Revenues generated during the three months ended December 31, 2011 were primarily the result of (i) agreements we entered into during early 2011 for the sale of “DAVI” branded skin care products to Peninsula Hotels for use as amenities to the hotel’s guests, and to Korean Air as on-board amenities for use by Korean Air’s first class and business class passengers, and (ii) direct sales of Le Grand Cru face cream on board Korean Air flights, in Korean Air’s Skyshop Magazine and on Korean Air’s on-line shop. During the quarter ended December 31, 2011 we generated approximately $102,000 of royalty revenues from Davi Skin branded products provided to the Peninsula Hotels and Korean Air. Additionally, we shipped 1,400 jars of Le Grand Cru face cream to Korean Air for re-sale on-board and through its Skyshop Magazine for which revenue is recognized upon the ultimate sale of the jars to Korean Air’s customers. As such, at December 31, 2011 we had Deferred Revenue of $83,005 relating to unsold inventory and recorded sales totalling $7,995 resulting from the sales of Le Grand Cru by Korean Air to its customers. We also had some minor sales of our Le Grand Cru skin crème through our on-line store. The on-line store did not operate through most of fiscal 2011, and offered only the Le Grand Cru Face Cream. We intend to offer additional products on that site during 2012.

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

Cost of Goods Sold

Cost of goods sold during the quarter ended December 31, 2011 totaled approximately $3,600 and consisted primarily of the cost of skin care products sold to Korean Air for direct sales in their Skyshop Magazine and on-line shop. Since both Peninsula Hotels and Korean Air purchase the DAVI branded hotel room amenities and skin care products directly from our manufacturer, we don’t have any cost of goods sold relating to royalty payments made to us under our Peninsula Hotel and Korean Air agreements.

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

Net Loss

Our net loss for the quarters ended December 31, 2011 and 2010 totaled approximately $100,000 and $31,000, respectively, despite the fact that operations during the two periods were vastly different. We expect to continue incurring losses through 2012 as we continue expanding our skin care line.

Liquidity and Capital Resources

As of December 31, 2011, we had approximately $335,000 of current assets and working capital of $81,000. To date, our operating activities have been primarily financed from the sales of our securities, stockholder advances, contributed capital and royalty payments received from sales of our skin care products to an international airline and a luxury hotel chain.

During the quarter ended December 31, 2011, we incurred a net loss of approximately $100,000, but our net cash used in operating activities was approximately $64,000. The cash used in operating activities was less than our net loss primarily because of increases in our accounts receivable and purchases of inventory. These cash outlays were partly offset by the deferral of approximately $83,000 of revenue from Korean Air and an increase in our accounts payable and, in an effort to preserve cash, by the deferral of $13,000 of compensation payable to Mr. Medley and Mr. Mondavi. As of December 31, 2011 we had approximately $193,000 in outstanding accounts receivable, of which $82,000 has been collected since that date.

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

We presently do not have any available credit, bank financing or other external sources of liquidity. Currently, our only source of revenues is derived from the agreements that we have entered into with the foregoing international airline and luxury hotel chain. Sales of our skincare products to the international airline and the luxury hotel chain since the inception of the agreements, January 2011 through December 31, 2011 resulted in approximately $300,000 of royalty revenue. Direct product sales of our Davi Le Grand Cru Luxury face cream to Korean Airlines for sale to their passengers began in November 2011 and totaled $7,995 as of December 31, 2011. Although these revenues are expected to continue, and we expect to generate additional revenues from sales through our website of our Davi Le Grand Cru Luxury face cream and other skin care products we expect to release, our general and administrative expenses are expected to increase, and we will have to incur additional product branding and marketing expenses. As a result, despite our sale of an aggregate of $627,500 of common stock in 2011, we believe that we will have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

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

Based on that evaluation, our chief executive and financial officers concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal controls over financial reporting during the three months ended December 31, 2011. Such internal control weaknesses, in the aggregate, represent material weaknesses, including: (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation

These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

There have not been any changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

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

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVI LUXURY BRAND GROUP, INC.

Dated: May 14, 2012	By:	/s/ Parrish Medley
Parrish Medley Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

