Form 10-Q
period 2012-03-31
DAVI LUXURY BRAND GROUP, INC.
filed 2012-05-15
CIK 1450552

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                            Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)                  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2012 the issuer had 7,604,000 shares of common stock issued and outstanding following the May 10, 2012 1-for-10 reverse stock split (the issuer had 76,040,000 shares outstanding prior to May 10, 2012).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

DAVI LUXURY BRAND GROUP, INC.

For the quarter ended March 31, 2012

FORM 10-Q

i

PART I

ITEM 1. FINANCIAL STATEMENTS.

DAVI LUXURY BRAND GROUP, INC.

BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(Unaudited)
ASSETS

Current assets:
Cash	$107,662	$121,193
Accounts receivable, net	65,268	113,249
Inventory, net	84,154	21,176
Prepaids	6,256	48,095
Total current assets	263,340	303,713

Fixed assets, net	23,425	31,784
Trademarks	50,000	50,000
Security deposit	21,600	21,600

Total assets	$358,365	$407,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$41,783	$46,565
Accounts payable - related party	67,000	41,000
Deferred revenue	71,240	-
Derivative liability	39,970	39,900
Total current liabilities	219,993	127,465

Total liabilities	219,993	127,465

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 750,000,000 shares authorized; 76,040,000 shares and 75,090,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	76,040	75,090
Additional paid-in capital	759,767	759,367
Accumulated deficit	(697,435)	(554,825)

Total stockholders’ equity	138,372	279,632

Total liabilities and stockholders’ equity	$358,365	$407,097

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011

Sales
Royalty revenues	$63,939	$16,327	$165,785	$16,327
Product sales	14,193	-	24,054	-
Total sales	78,132	16,327	189,839	16,327

Cost of goods sold	999	-	4,554	-

Gross profit	77,133	16,327	185,285	16,327

Costs and expenses:
Wages and professional fees	71,770	167,833	215,019	198,393
Product development	5,920	-	20,920	-
General and administrative	45,447	45,560	91,886	46,040

Total costs and expenses	123,137	213,393	327,825	244,433

Loss from operations	(46,004)	(197,066)	(142,540)	(228,106)

Other income (expense)
Derivative income (expense)	3,451	-	(70)	-

Net loss	$(42,553)	$(197,066)	$(142,610)	$(228,106)

Weighted average number of common shares outstanding - basic and diluted	75,681,758	74,642,222	75,384,262	67,406,154

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(142,610)	$(228,106)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8,359	347
Stock based compensation	1,350	22,500
Derivative expense	70	-
Changes in operating assets and liabilities
Accounts receivable	47,981	(16,327)
Inventory	(62,978)	(4,760)
Prepaids	41,839	(8,694)
Accounts payable and accrued expenses	(4,782)	2,682
Accounts payable - related parties	26,000	32,000
Deferred revenue	71,240	-

Net cash used in operating activities	(13,531)	(200,358)

Cash flows from investing activities
Payment of security deposit	-	(21,600)
Purchase of property and equipment	-	(14,250)

Net cash used in investing activities	-	(35,850)

Cash flows from financing activities
Proceeds from sale of common stock and warrants	-	575,000
Contribution to capital	-	10,000

Net cash provided by financing activities	-	585,000

Net change in cash	(13,531)	348,792

Cash, beginning of period	121,193	-

Cash, end of period	$107,662	$348,792

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Capital contributions - forgiveness of debt	$-	$49,202
Stock issued for trademark purchase	$-	$50,000

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1	ORGANIZATION AND NATURE OF OPERATIONS

Davi Luxury Brand Group, Inc. (the “Company”) was incorporated in the State of Nevada on July 26, 2007. The Company is a skin care/cosmetics business that offers a series of all-natural grape-based luxury branded skin care products marketed under the “Davi Skin” and “Davi” brand names. The Company’s business plan is to initially target high-end luxury hotels and resorts, and in-flight and duty-free shops in order to establish our brand as a luxury product used in first class locations. Thereafter, its goal is to expand its sales efforts to upscale department stores, specialty retailers, prestige hotels, salons and spas. A limited number of the Company’s products are also available for sale through the Company’s www.daviskin.com website.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $697,435 since its inception, has working capital of $43,347, and expects to incur further losses in the deployment of its business plan, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds from continuing royalty revenues, from additional equity financings, and/or related party advances. However there is no assurance that additional funding will be available and that the Company will continue to operate.

Note 2	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of operations and cash flows for the three and six months ended March 31, 2012 and 2011. The adjustments made are of a normal recurring nature. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2011, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

Note 3	RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, the Company’s Chief Executive Officer and the Company’s Chairman of the Board of Directors have agreed to accrue portions of the amounts owed to them under their employment and consulting agreements. As of March 31, 2012, the Company owed $67,000 for such accrued wages.

Note 4	EQUITY

Common Stock

During August 2011, the Company sold 700,000 shares (the “Shares”) and a one-year warrant to purchase up to 299,600 shares of our common stock (the “Warrant Shares”) to a single accredited investor for an aggregate purchase price of $52,500. The warrant is exercisable at a price of $0.15 per share. The Shares have a price protection feature that ensures the aggregate value of the Shares is equal to or greater than $52,500 on August 10, 2012. If exercised, the Warrant Shares will have a price protection feature that ensures the value of the Warrant Shares on the date that is one year after the date the Warrant Shares are purchased is equal to or greater than the aggregate price paid for the Warrant Shares. In connection with the sale of the Shares during the fiscal year ended September 30, 2011, the Company applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the price protection features attached to the Shares are accounted for as derivative liabilities at the date of sale and adjusted to fair value through earnings at each reporting date. The resulting value was allocated to the proceeds received and applied as a discount to the stock payable account in paid-in capital on the balance sheet. At March 31, 2012, the approximate fair value of this derivative is $39,970, resulting in a derivative income of approximately $3,500 during the three months ended March 31, 2012 and derivative expense of approximately $70 during the six months ended March 31, 2012.

On February 15, 2011, the Company entered into a one year employment agreement with J. Bernard Rice as Chief Financial Officer of the Company (the “Rice Employment Agreement”). Effective February 15, 2012, Mr. Rice resigned as Chief Financial Officer and as a member of the Company’s Board of Directors. In accordance with the Rice Employment Agreement and as compensation for his board member services, Mr. Rice was to be granted a total of 300,000 shares of common stock of which 50,000 shares, valued at the then prevailing market rate, or $45,000, were issued during April 2011. Concurrent with his resignation, Mr. Rice was issued the remaining 250,000 shares of common stock for his services rendered as our Chief Financial Officer and as a member of the Board of Directors. These shares were earned over his service period. In the quarter ending March 31, 2012, $1,350 was recognized as an expense for this service.

Common Stock Warrants

A summary of the Company’s warrant activity and related information for the six months ended March 31, 2012 is provided below:

		Number of
	Exercise Price	Warrants

Outstanding and exercisable at September 30, 2011	$0.15 – 0.60	1,449,600
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at March 31, 2012	$0.15 – 0.60	1,449,600

Stock Warrants as of March 31, 2012
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable

$0.60	1,150,000	.75	1,150,000
$0.15	299,600	.36	299,600

	1,449,600		1,449,600

Share-Based Compensation Expense

Total non-cash compensation expense related to the issuance of stock for the six months ended March 31, 2012 and 2011 totaled $1,350 and $22,500, respectively. Total non-cash compensation expense related to the issuance of stock for the three months ended March 31, 2012 and 2011 totaled $825 and $22,500, respectively. There was no expense related to the issuance of warrants during the respective periods.

Note 5	COMMITMENTS

On November 28, 2011, the Company entered into a one-year agreement with a professional skincare formulator to improve and enhance its existing skin care products and to develop additional skin care products. In exchange for the services, the Company agreed to make twelve monthly payments of $15,000 each, with the last payment due on November 1, 2012. We have since redirected our focus on establishing our product line before moving forward with the skin care formulations. Accordingly, we have terminated the agreement with the skincare formulator and are using their services on an “as needed” basis.

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

Effective May 10, 2012, our Articles of Incorporation were amended pursuant to a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 (the “Certificate of Change”) filed with the Nevada Secretary of State. The Certificate of Change provided for both a reverse stock split of the outstanding shares of our common stock on a 1-for-10 basis (the “Stock Split”), and a corresponding decrease in the number of shares of our common stock that we are authorized to issue (the “Share Decrease”).

As a result of the Stock Split, our issued and outstanding shares of common stock decreased from 76,040,000 pre-Stock Split shares to 7,604,000 post-Stock Split shares. Pursuant to the Share Decrease, the number of authorized shares of our common stock has decreased from 750,000,000 to 75,000,000 shares of common stock. All amounts shown for common stock and additional paid in capital included in these financial statement are presented pre-Stock Split.

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

Plan of Operation and Current Business

Our goal is to develop a skin care/cosmetics business based on a series of grape and botanical-based luxury branded skin care products marketed under the “Davi Skin” and “Davi” brand names. We intend to develop, manufacture and market a line of high quality skin care products that are sold as prestige products principally through limited distribution channels to complement the images associated with the “Davi Skin” and “Davi” brands. Our business plan is to initially target high-end luxury hotels and resorts, and in-flight and duty-free shops in order to establish our brand as a luxury product used in first class locations. Thereafter, our goal is to expand the targeted scope of our sales efforts to upscale department stores, specialty retailers, prestige hotels, salons and spas. In addition, we have made the Le Grand Cru Face Cream available for sale through our www.daviskin.com website and plan to offer more of our products online as demand increases.

Current Operations and Business Arrangements.

Since having initiated our new business in January 2011, and in accordance with our business plan, we have commenced selling DAVI branded luxury skin care products through the following arrangements:

Peninsula Hotels. In January 2011, we entered into an agreement with Gilchrist & Soames to provide Peninsula Hotels with our “DAVI” and “DAVI SKIN” branded in-room skin care and related amenities. The Peninsula Hotel chain purchases our “DAVI” and “DAVI SKIN” branded products directly from our manufacturer and pays us a fee for each product purchased. The DAVI and DAVI SKIN products are provided by all of the Peninsula Hotels to their hotel clients as in-room amenities. The Peninsula Hotel chain currently uses these products at all of their nine existing Peninsula Hotels worldwide. We anticipate that this arrangement will continue through 2012.

Korean Air—In Flight Amenities. In January 2011, we also entered into a multi-year agreement with Korean Air to be the exclusive First Class and Business Class in-flight amenity provider for all Korean Air flights worldwide. Korean Air commenced providing DAVI branded amenity travel bags that contain DAVI skin care products to its First and Business Class passengers in May 2011. These products are currently available on all Korean Air flights. Korean Air purchases the DAVI amenity products directly from our manufacturer and we receive a royalty fee for those products.

Korean Air—Direct Product Sales. In November 2011, we launched a new sales program to sell our Le Grand Cru face cream directly to Korean Air’s passengers. Korean Air has added our Davi Le Grand Cru luxury face cream to the products that it offers for sale on board its flights. In addition, Korean Air has also included our Davi Le Grand Cru luxury face cream in the SKY SHOP Magazine that is distributed to all passengers on its flights, and now offers our Davi Le Grand Cru face cream for sale on Korean Air’s on-line shop (www.cyberskyshop.com). Korean Air purchases these products directly from us.

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

Results of Operations

Three Months Ended March 31, 2012 (“Q2 2012”) vs. Three Months Ended March 31, 2011 (“Q2 2011”)

Sales

Revenues generated during Q2 2012 were primarily the result of royalty agreements we entered into during early 2011 for the sale of “DAVI” branded skin care products to Peninsula Hotels for use as amenities to the hotel’s guests and to Korean Air as on-board amenities for use by Korean Air’s first class and business class passengers. During Q2 2012 we generated approximately $64,000 of royalty revenues from Davi Skin branded products provided to the Peninsula Hotels and Korean Air. Additionally, we recognized revenues, which had previously been deferred, related to the sale of Le Grand Cru Face Cream to Korean Air for re-sale on-board and through its Skyshop Magazine totaling $11,765 during Q2 2012. As such, at March 31, 2012 we had Deferred Revenue of $71,240 relating to unsold inventory held by Korean Air for the ultimate sale of Le Grand Cru to its customers. We also had some minor sales of our Le Grand Cru skin crème through our on-line store. The on-line store did not operate through most of fiscal 2011, and offered only the Le Grand Cru Face Cream. We intend to offer additional products on that site during 2012.

In the second quarter of fiscal 2012, we generated approximately $16,000 of revenues. All of the revenues generated during Q2 2011 resulted from the royalty agreement for the use of our products in Peninsula Hotels.

Cost of Goods Sold

Cost of goods sold during Q2 2012 totaled approximately $1,000 and consisted primarily of the cost of skin care products sold by Korean Air in their Skyshop Magazine and on-line shop. Since both Peninsula Hotels and Korean Air purchase the DAVI branded hotel room amenities and skin care products directly from our manufacturer, we do not have any cost of goods sold relating to royalty payments made to us under our Peninsula Hotel and Korean Air agreements.

Wages and Professional Fees

Wages and professional fees for Q2 2012 and Q2 2011 totaled approximately $72,000 and $168,000, respectively. Such fees included costs related to employment and consulting agreements with our Chief Executive Officer, our former Chief Financial Officer, and our former Chairman of the Board totaling approximately $49,000 and $71,000 during Q2 2012 and Q2 2011, respectively. The remainder of the expenses during Q2 2012 related primarily to accounting and legal fees incurred in connection with the preparation and filing with the Securities and Exchange Commission of our public company reports. Additional expenses incurred during Q2 2011 included approximately $41,000 of investor relations and marketing costs, as well as $56,000 in legal and accounting fees.

Our Chief Financial Officer, Mr. J. Bernard Rice, resigned on February 15, 2012, concurrent with the end of his one-year employment agreement. Our Chief Executive Officer, Mr. Parrish Medley, is acting as our interim principal accounting officer. We have hired a third party consulting firm to perform the accounting and SEC financial reporting functions.

We anticipate that we will have to hire additional employees and contractors as our company grows and as we continue to incur marketing fees related to the launch of our new skin care products.

Product Development

Product development for Q2 2012 totaled approximately $6,000 and related primarily to services provided by a professional skincare formulator to improve and enhance our existing skin care products and to develop additional skin care products. In exchange for the services, we agreed to make twelve monthly payments of $15,000 each, with the last payment due on November 1, 2012. We have since redirected our focus on establishing our product line before moving forward with the skin care formulations. Accordingly, we have terminated the agreement with the skincare formulator and are using their services on an “as needed” basis. No product development costs were incurred during Q2 2011.

General and Administrative Expenses

General and administrative expenses totaled approximately $45,000 during both Q2 2012 and Q2 2011. Such costs during Q2 2012 consisted primarily of our office rent expense of approximately $17,000, various office expenses of $10,000, storage costs of $4,000, depreciation, corporate and travel expenses. During Q2 2011, along with rent expense of $11,000, we incurred travel costs of approximately $19,000 resulting primarily from trips to Korea, and approximately $5,000 of various office expenses.

Other Income (Expense)

Other income during Q2 2012 totaled approximately $3,000 and is the result of a price protection feature included on 700,000 shares of common stock sold for $52,500 during August 2011. The price protection features attached to the shares are accounted for as derivative liabilities at the date of sale and adjusted to fair value through earnings at each reporting date. At December 31, 2011, the approximate fair value of this derivative was $43,000. At March 31, 2012, the approximate fair value of this derivative is $39,970, resulting in derivative income of approximately $3,000.

Net Loss

Our net loss for Q2 2012 and Q2 2011 totaled approximately $43,000 and $197,000, respectively. We expect to continue incurring losses through 2012 as we continue expanding our skin care line.

Six Months Ended March 31, 2012 vs. Six Months Ended March 31, 2011

Sales

Revenues generated during the six months ended March 31, 2012 were primarily the result of royalty agreements we entered into during early 2011 for the sale of “DAVI” branded skin care products to Peninsula Hotels for use as amenities to the hotel’s guests, and to Korean Air as on-board amenities for use by Korean Air’s first class and business class passengers. During the six months ended March 31, 2012 we generated approximately $166,000 of royalty revenues from Davi Skin branded products provided to the Peninsula Hotels and Korean Air. Additionally, we recognized revenues, which had previously been deferred, related to the sale of Le Grand Cru Face Cream to Korean Air for re-sale on-board and through its Skyshop Magazine totaling $19,760 during the six months ended March 31, 2012. We also had some minor sales of our Le Grand Cru skin crème through our on-line store. The on-line store did not operate through most of fiscal 2011, and offered only the Le Grand Cru Face Cream. We intend to offer additional products on that site during 2012.

During the six months ended March 31, 2011, we generated approximately $16,000 of revenues. All of the revenues generated during the six months ended March 31, 2011 resulted from the royalty agreement for the use of our products in Peninsula Hotels.

Cost of Goods Sold

Cost of goods sold during the six months ended March 31, 2012 totaled approximately $4,600 and consisted primarily of the cost of skin care products sold to Korean Air for direct sales in their Skyshop Magazine and on-line shop. Since both Peninsula Hotels and Korean Air purchase the DAVI branded hotel room amenities and skin care products directly from our manufacturer, we do not have any cost of goods sold relating to royalty payments made to us under our Peninsula Hotel and Korean Air agreements.

Wages and Professional Fees

Wages and professional fees for the six months ended March 31, 2012 and 2011 totaled approximately $215,000 and $198,000, respectively. Such fees included costs related to employment and consulting agreements with our Chief Executive Officer, our former Chief Financial Officer, and our former Chairman of the Board totaling approximately $98,000 and $71,000 during the six months ended March 31, 2012 and 2011, respectively. The remainder of the expenses during both periods related primarily to accounting and legal fees incurred in connection with the preparation and filing with the Securities and Exchange Commission of our public company reports, as wells as, amounts paid for investor relations and marketing costs.

As noted previously, our Chief Financial Officer resigned effective February 15, 2012. We anticipate that we will have to hire additional employees and contractors as our company grows and as we continue to incur marketing fees related to the launch of our new skin care products.

Product Development

Product development for the six months ended March 31, 2012 totaled approximately $21,000 and related primarily to services provided by a professional skincare formulator to improve and enhance our existing skin care products and to develop additional skin care products. In exchange for these services, beginning in November 2011, we agreed to make twelve monthly payments of $15,000 each. We have since redirected our focus on establishing our product line before moving forward with the skin care formulations. Accordingly, we have terminated the agreement with the skincare formulator and are using their services on an “as needed” basis. No product development costs were incurred during the six months ended March 31, 2011.

General and Administrative Expenses

General and administrative expenses totaled approximately $92,000 and $46,000 during the six months ended March 31, 2012 and 2011. Such costs incurred during 2012 consisted primarily of our office rent expense of approximately $33,000, various office expenses of $23,000, storage costs of $8,000, depreciation, corporate and travel expenses. During the six months ended March 31, 2011, along with rent expense of $11,000, we incurred travel costs of approximately $19,000, primarily for trips to Korea, and approximately $6,000 for various office expenses.

Other Income (Expense)

Other expense during the six months ended March 31, 2012 totaled $70 and is the result of a price protection feature included on 700,000 shares of common stock sold for $52,500 during August 2011. The price protection features attached to the shares are accounted for as derivative liabilities at the date of sale and adjusted to fair value through earnings at each reporting date. At September 30, 2011, the approximate fair value of this derivative was $39,900. At March 31, 2012, the approximate fair value of this derivative is $39,970, resulting in derivative expense of $70.

Net Loss

Our net loss for the six months ended March 31, 2012 and 2011 totaled approximately $143,000 and $228,000, respectively. We expect to continue incurring losses through 2012 as we continue expanding our skin care line.

Liquidity and Capital Resources

As of March 31, 2012, we had approximately $263,000 of current assets and working capital of approximately $43,000. To date, our operating activities have been primarily financed from the sales of our securities, stockholder advances, contributed capital and royalty payments received from sales of our skin care products to an international airline and a luxury hotel chain.

Cash used in operating activities of approximately $14,000 during the six months ended March 31, 2012 was primarily attributable to the net loss of $143,000 adjusted for certain non-cash items including stock-based compensation and depreciation. Additionally, net cash used in operating activities included a decrease in accounts receivable resulting from the net receipt of payments from customers of $48,000, the utilization of prepaid assets of $42,000 and the accrual of $26,000 relating to portions of wages owed to our Chief Executive Officer and former Chairman of the Board of Directors which have been deferred until sufficient working capital is available, offset by the purchase of product inventory totaling $63,000.

Cash used in operating activities of approximately $200,000 during the six months ended March 31, 2011 was primarily attributable to the net loss of $228,000 adjusted for certain non-cash items including stock-based compensation and depreciation. Additionally, net cash used in operating activities included an increase in accounts payable to related parties of $32,000 relating to portions of wages owed to our Chief Executive Officer and former Chairman of the Board of Directors which have been deferred until sufficient working capital is available, offset by an increase in accounts receivable of $16,000 and the payment of prepaid assets of $9,000.

The Company had no investing activities during the six months ended March 31, 2012. Net cash used in investing activities during the six months ended March 31, 2011 was approximately $36,000 and consisted of the payment of the security deposit on the new office lease, as well as various leasehold improvements to the office.

The Company had no financing activities during the six months ended March 31, 2012. Net cash provided by financing activities during the six months ended March 31, 2011 was approximately $585,000 and consisted primarily of funds raised during January 2011 from the sale of 1,150,000 units at $0.50 per unit, each unit consisting of one share of common stock and one warrant to two foreign investors. Each warrant may be exercised for the purchase of one share of the Company’s common stock at a price of $0.60 per share and expires on December 31, 2012. The warrants are redeemable by the Company at any time commencing June 30, 2011, upon 30 days’ notice, at a price of $0.05 per warrant, provided that for the 20 trading days prior to the day on which the Company gives notice, the average closing “bid” price of our common stock has been at least $3.00.

We also raised $52,500 in August 2011 from the sale to an accredited investor of 700,000 shares of our common stock at a price of $0.075 per share and a warrant to purchase up to 299,600 shares of our common stock at an exercise price of $0.15 per share. The warrant expires on August 10, 2012.

The royalty revenues we expect to receive from Korean Air and the Peninsula Hotel chain, and other anticipated future revenues we expect to generate from sales of our skin care products through on-board/duty free airline sales and other channels are not expected to be sufficient to fund both our working capital needs for the next twelve months and our necessary growth and business plan expenditures. Accordingly, we will have to raise additional financing to fund all of our expected additional product manufacturing costs and other anticipated expenditures related to the roll-out of our retail products. In addition, we will have to purchase additional inventories of bottles and other supplies in connection with the on-board/duty free, retail and internet sales of skin care products. Our business plan also calls for us to market our products through other distribution channels, which will require us to incur additional marketing expenses. Because we have limited cash reserves, and because our projected revenues from existing arrangements are not anticipated to be sufficient, we will have to raise additional funds to fund our operations in 2012, including our new retail sales and online marketing initiatives and our other distribution activities.

We presently do not have any available credit, bank financing or other external sources of liquidity. Currently, our only significant source of revenues is derived from the agreements that we have entered into with the foregoing international airline and luxury hotel chain. Sales of our skincare products to the international airline and the luxury hotel chain since the inception of the agreements in January 2011 through March 31, 2012 resulted in approximately $363,000 of royalty revenue. Although we anticipate the royalty revenues and direct product sales to continue and we expect to generate additional revenues from sales through our website of our Davi Le Grand Cru Luxury face cream and other skin care products we expect to release, our general and administrative expenses are expected to increase, and we will have to incur additional product branding and marketing expenses. As a result, despite our sale of an aggregate of $627,500 of common stock as of March 31, 2012, we believe that we will have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

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

Based on that evaluation, our chief executive and financial officers concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal controls over financial reporting during the three months ended March 31, 2012. Such internal control weaknesses, in the aggregate, represent material weaknesses, including: (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation

These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 25, 2012, we issued 250,000 shares of common stock to our former Chief Financial Officer, J. Bernard Rice, as payment of employee and board member compensation for the period from April 1, 2011 through February 15, 2012. The stock was valued at prices ranging from $0.185 to $0.008 per share and totaled an aggregate of approximately $15,525. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Effective May 4, 2012, Carlo Mondavi resigned as a director of the Company. Mr. Mondavi's resignation is not the result of a disagreement with the Company on any matter relating to the Company's operations, policies or practices. Mr. Mondavi will continue to perform public relations and marketing services relating to our products.

Effective May 10, 2012, our Articles of Incorporation were amended pursuant to a Certificate of Change Pursuant to Nevada Revised Statutes (“NRS”) 78.209 (the “Certificate of Change”) filed with the Nevada Secretary of State. The Certificate of Change provided for both a reverse stock split of the outstanding shares of our common stock on a 1-for-10 basis (the “Stock Split”), and a corresponding decrease in the number of shares of our common stock that we are authorized to issue (the “Share Decrease”).

As a result of the Stock Split, our issued and outstanding shares of common stock decreased from 76,040,000 pre-Stock Split shares to 7,604,000 post-Stock Split shares. Pursuant to the Share Decrease, the number of authorized shares of our common stock has decreased from 750,000,000 to 75,000,000 shares of common stock. All amounts shown for common stock and additional paid in capital included in these financial statement are presented pre-Stock Split.

ITEM 6. EXHIBITS

3.1	Certificate of Change Pursuant to NRS 78.209

31.1	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

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

