Form 10-Q
period 2012-06-30
DAVI LUXURY BRAND GROUP, INC.
filed 2012-08-14
CIK 1450552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

000-53609

Davi Luxury Brand Group, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	26-2463412
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9426 Dayton Way

Beverly Hills, CA 90210

(Address of principal executive offices)

(310) 288-8393

(Registrant’s telephone number)

_______________________________________________________________

(Former Name or Former Address, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  .  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   X  .  No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 13, 2012 the issuer had 8,784,117 shares of common stock issued and outstanding

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .No  X  .

DAVI LUXURY BRAND GROUP, INC.

For the quarter ended June 30, 2012

FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS.

DAVI LUXURY BRAND GROUP, INC.
BALANCE SHEETS

	June 30, 2012 (Unaudited)	September 30, 2011

ASSETS

Current assets:
Cash	$31,521	$121,193
Accounts receivable, net	55,617	113,249
Inventory, net	82,952	21,176
Other current assets	30,774	48,095
Total current assets	200,864	303,713

Fixed assets, net	21,567	31,784
Trademarks	50,000	50,000
Security deposit	-	21,600

Total assets	$272,431	$407,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$54,318	$46,565
Accounts payable - related party	84,000	41,000
Deferred revenue	27,625	-
Derivative liability	-	39,900
Total current liabilities	165,943	127,465

Total liabilities	165,943	127,465

Commitments

Stockholders’ equity:

Common stock, $0.001 par value; 75,000,000 shares authorized; 7,604,117 shares and 7,509,000 shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively	7,604	7,509
Additional paid-in capital	860,828	826,948
Accumulated deficit	(761,944)	(554,825)

Total stockholders’ equity	106,488	279,632

Total liabilities and stockholders’ equity	$272,431	$407,097

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011

Sales
Royalty revenues	$81,617	$68,250	$247,402	$84,577
Product sales	21,531	-	45,586	-
Total sales	103,148	68,250	292,988	84,577

Cost of goods sold	14,760	-	19,315	-

Gross profit	88,388	68,250	273,673	84,577

Costs and expenses:
Wages and professional fees	96,582	149,979	315,049	348,409
Product development	-	-	20,920	-
General and administrative	63,660	108,268	152,098	154,271

Total costs and expenses	160,242	258,247	488,067	502,680

Loss from operations	(71,854)	(189,997)	(214,394)	(418,103)

Other income
Derivative income	7,345	-	7,275	-

Net loss	$(64,509)	$(189,997)	$(207,119)	$(418,103)

Weighted average number of common shares outstanding - basic and diluted
	7,604,041	7,508,385	7,560,218	6,996,539

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.06)

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(207,119)	$(418,103)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	12,548	2,404
Stock based compensation	1,350	81,225
Derivative income	(7,275)	-

Changes in operating assets and liabilities
Accounts receivable	57,632	(68,250)
Inventory	(61,776)	(20,186)
Other current assets	38,921	(68,185)
Accounts payable and accrued expenses	7,753	25,463
Accounts payable - related parties	43,000	64,000
Deferred revenue	27,625	-

Net cash used in operating activities	(87,341)	(401,632)

Cash flows from investing activities
Payment of security deposit	-	(21,600)
Purchase of fixed assets	(2,331)	(27,217)

Net cash used in investing activities	(2,331)	(48,817)

Cash flows from financing activities
Proceeds from sale of common stock and warrants	-	575,000
Contribution to capital	-	10,000

Net cash provided by financing activities	-	585,000

Net change in cash	(89,672)	134,551

Cash, beginning of period	121,193	-

Cash, end of period	$31,521	$134,551

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Stock issued in connenction with reclassification of derivative liability to permanent equity	$32,625	$-
Capital contributions - forgiveness of debt	$-	$49,202
Stock issued for trademark purchase	$-	$50,000

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1

ORGANIZATION AND NATURE OF OPERATIONS

Davi Luxury Brand Group, Inc. ("we," "us," "our" or the “Company”) was incorporated in the State of Nevada on July 26, 2007.  The Company is a skin care/cosmetics business that offers a series of all-natural grape-based luxury branded skin care products marketed under the “Davi Skin”, “Davi” and “Davi Napa” brand names.  The Company’s business plan is to initially target high-end luxury hotels and resorts, and in-flight and duty-free shops in order to establish our brand as a luxury product used in first class locations.  Thereafter, our goal is to expand our sales efforts to upscale department stores, specialty retailers, prestige hotels, salons and spas.  A limited number of the Company’s products are also available for sale through the Company’s www.daviskin.com website.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $761,944 since its inception, has working capital of $34,921, and expects to incur further losses in the deployment of its business plan, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds from continuing royalty revenues, from additional equity financings, and/or related party advances.  However there is no assurance that additional funding will be available and that the Company will continue to operate.

Note 2

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of operations and cash flows for the three and nine months ended June 30, 2012 and 2011.  The adjustments made are of a normal recurring nature.  The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2011, which are included in our Annual Report on Form 10-K, and the risk factors contained therein.

Note 3

RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, the Company’s Chief Executive Officer and the Company’s former Chairman of the Board of Directors agreed to accrue portions of the amounts owed to them under their employment and consulting agreements.  As of June 30, 2012, the Company owed $84,000 for such accrued wages.

Note 4

EQUITY

Common Stock

Effective May 10, 2012, our Articles of Incorporation were amended pursuant to a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 (the “Certificate of Change”) filed with the Nevada Secretary of State.  The Certificate of Change provided for both a reverse stock split of the outstanding shares of our common stock on a 1-for-10 basis (the “Reverse Stock Split”), and a corresponding decrease in the number of shares of our common stock that we are authorized to issue (the “Share Decrease”).

As a result of the Reverse Stock Split, the number of issued and outstanding shares of our common stock decreased from 76,040,000 pre-Reverse Stock Split shares to 7,604,117 post-Reverse Stock Split shares (after adjustment for any fractional shares).  Pursuant to the Share Decrease, the number of authorized shares of our common stock has decreased from 750,000,000 to 75,000,000 shares of common stock.  All amounts shown for common stock and additional paid in capital included in these financial statement are presented post-Reverse Stock Split.

During August 2011, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) whereby the Company sold 70,000 shares (the “Shares”) and a one-year warrant to purchase up to 29,960 shares of our common stock (the “Warrant Shares”) to a single accredited investor for an aggregate purchase price of $52,500.  The warrant is exercisable at a price of $1.50 per share. Effective May 16, 2012, the Stock Purchase Agreement was amended requiring that the Company issue an additional 130,000 shares of common stock to the investor in exchange for the removal of certain price protection provisions included in the Stock Purchase Agreement.  The Shares had a price protection feature that ensured the aggregate value of the Shares would be equal to or greater than $52,500 on August 10, 2012; however, the May 16, 2012 amendment to the Stock Purchase Agreement removed that price protection feature. In addition, if exercised, the Warrant Shares had a price protection feature that ensured the value of the Warrant Shares on the date that is one year after the date the Warrant Shares are purchased would be equal to or greater than the aggregate price paid for the Warrant Shares; however, the May 16, 2012 amendment to the Stock Purchase Agreement removed that price protection feature. In connection with the sale of the Shares during the fiscal year ended September 30, 2011, the Company applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the price protection features attached to the Shares are accounted for as derivative liabilities at the date of sale and adjusted to fair value through earnings at each reporting date. The resulting value was allocated to the proceeds received and applied as a discount to the stock payable account in paid-in capital on the balance sheet. In connection with the May 16, 2012 amendment to the Stock Purchase Agreement, the Company applied the guidance of FASB ASC Topic No. 815-40-35.  Accordingly, the derivative was re-valued on May 16, 2012 to an approximate fair value of $32,625, resulting in derivative income of $7,345 during the three months ended June 30, 2012 and derivative income of $7,275 during the nine months ended June 30, 2012.  Also in accordance with FASB ASC Topic No. 815-40-35, the re-valued derivative balance on May 16, 2012 was reclassified to paid-in-capital.  The 130,000 additional shares were issued to the investor in July 2012.

Common Stock Warrants

A summary of the Company’s warrant activity and related information for the nine months ended June 30, 2012 is provided below:

	Exercise Price	Number of Warrants

Outstanding and exercisable at September 30, 2011	$1.50 – 6.00	$144,960
Warrants exercised	-	-
Warrants granted	-	-
Warrants expired	-	-
Outstanding and exercisable at June 30, 2012	$1.50 – 6.00	$144,960

Stock Warrants as of June 30, 2012
Exercise Price	Warrants Granted	Remaining Life (Years)	Warrants Exercisable

$6.00	115,000	0.5	115,000
$1.50	29,960	0.11	29,960
	144,960		144,960

Share-Based Compensation Expense

Total non-cash compensation expense related to the issuance of stock for the nine months ended June 30, 2012 and 2011 totaled $1,350 and $81,225, respectively.  Total non-cash compensation expense related to the issuance of stock for the three months ended June 30, 2012 and 2011 totaled $0 and $58,725, respectively.  There was no expense related to the issuance of warrants during the respective periods.

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

Note 6

SUBSEQUENT EVENTS

On July 11, 2012, the Company sold 800,000 shares of common stock for proceeds of $80,000 to a single accredited investor (the “Shareholder).  On July 12, 2012, the Company sold to the Shareholder a $20,000 unsecured convertible promissory note (the “Note”).  The Note bears interest at the rate of 8% per annum and matures on June 30, 2013.  The Note is convertible at the election of the Shareholder at a conversion price equal to $0.10 per share.  In order to induce the Shareholder to purchase the Note, the Company issued the Shareholder a warrant to purchase up to 250,000 shares of our common stock at an exercise price of $0.10 per share.  The Warrant may be exercised at any time commencing on January 1, 2013 to and including June 30, 2013.

In August 2012, the Company sold 250,000 shares of common stock to an accredited investor for $25,000.

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

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the "Company,” and “our company” refer to Davi Luxury Brand Group, Inc., a Nevada corporation, formerly known as Dafoe Corp.

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

On December 22, 2010, we acquired certain trade names and trademarks, an Internet address, and logos that were previously used by Davi Skin, Inc. in connection with a line of luxury branded skincare products for men and women distributed by Davi Skin, Inc.  As a result, we now own all of the rights to the “Davi Skin” brand, logo, website address and other marketing rights.  We currently offer skin care products marketed and sold under the “Davi” and related trademarks.

During January 2011, we changed our name to “Davi Luxury Brand Group, Inc.” and moved our executive offices from Carson City, Nevada, to Beverly Hills, California.

On May 10, 2012, we effected a reverse stock split of the outstanding shares of our common stock on a 1-for-10 basis, and a corresponding decrease in the number of shares of our common stock that we are authorized to issue.  Accordingly, the number of shares of our common stock outstanding at the effective date of the reverse stock split was reduced from 76,040,000 to 7,604,000 shares, prior to adjustment for any fractional shares, and the number of authorized shares of our common stock decreased from 750,000,000 to 75,000,000 shares of common stock.

Plan of Operation and Current Business

Our goal is to develop a skin care/cosmetics business based on a series of grape and botanical-based luxury branded skin care products marketed under the “Davi Skin”, “Davi” and “Davi Napa” brand names.  We intend to develop, manufacture and market a line of high quality skin care products that are sold as prestige products principally through limited distribution channels to complement the images associated with the “Davi Skin”, “Davi” and “Davi Napa” brands.  Our business plan is to initially target high-end luxury hotels and resorts, and in-flight and duty-free shops in order to establish our brand as a luxury product used in first class locations.  Thereafter, our goal is to expand the targeted scope of our sales efforts to upscale department stores, specialty retailers, prestige hotels, salons and spas.  In addition, we have made  the Le Grand Cru Face Cream available for sale through our www.daviskin.com website and plan to offer more of our products online as demand increases.

Current Operations and Business Arrangements.

Since having initiated our new business in January 2011, and in accordance with our business plan, we have commenced selling DAVI branded luxury skin care products through the following arrangements:

Peninsula Hotels.  In January 2011, we entered into an agreement with Gilchrist & Soames to provide Peninsula Hotels with our “DAVI”, “DAVI SKIN” and “DAVI NAPA” branded in-room skin care and related amenities.  The Peninsula Hotel chain purchases our “DAVI”, “DAVI SKIN” and “DAVI NAPA” branded products directly from our manufacturer and pays us a fee for each product purchased.  The DAVI, DAVI SKIN and DAVI NAPA products are provided by all of the Peninsula Hotels to their hotel clients as in-room amenities.  The Peninsula Hotel chain currently uses these products at all of their nine existing Peninsula Hotels worldwide.  We anticipate that this arrangement will continue through 2012.

Korean Air--In Flight Amenities.  In January 2011, we also entered into a multi-year agreement with Korean Air to be the exclusive First Class and Business Class in-flight amenity provider for all Korean Air flights worldwide.  Korean Air commenced providing DAVI and DAVI NAPA branded amenity travel bags that contain DAVI skin care products to its First and Business Class passengers in May 2011.  These products are currently available on all Korean Air flights.  Korean Air purchases the DAVI and DAVI NAPA amenity products directly from our manufacturer and we receive a royalty fee for those products.

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

Results of Operations

Three Months Ended June 30, 2012 (“Q3 2012”) vs. Three Months Ended June 30, 2011 (“Q3 2011”)

Sales

Revenues generated during Q3 2012 were primarily the result of royalty agreements we entered into during early 2011 for the sale of “DAVI” branded skin care products to Peninsula Hotels for use as amenities to the hotel’s guests and to Korean Air as on-board amenities for use by Korean Air’s first class and business class passengers.  During Q3 2012 we generated approximately $81,617 of royalty revenues from “DAVI”branded products provided to the Peninsula Hotels and Korean Air.  Additionally, we recognized revenues, which had previously been deferred, related to the sale of Le Grand Cru Face Cream to Korean Air for re-sale on-board and through its Skyshop Magazine totaling $17,615 during Q3 2012.  As such, at June 30, 2012 we had Deferred Revenue of $27,625 relating to unsold inventory held by Korean Air for the ultimate sale of Le Grand Cru to its customers.  We also had some minor sales of our Le Grand Cru skin crème through our on-line store totaling approximately $4,000.  The on-line store did not operate through most of fiscal 2011, and offered only the Le Grand Cru Face Cream.  We intend to offer additional products on that site during 2012.

In the third quarter of fiscal 2011, we generated approximately $68,250 of revenues, all of which were generated from our royalty agreements for the use of our products with Peninsula Hotels and Korean Air.

Cost of Goods Sold

Cost of goods sold during Q3 2012 totaled approximately $15,000 of which $13,000 related to sales commissions paid on the sale of Le Grand Cru Face Cream sold to Korean Air for re-sale on-board and through its Skyshop Magazine. The remaining amount of cost of goods sold related to the cost of skin care products sold by Korean Air in their Skyshop Magazine and on-line shop.  Since both Peninsula Hotels and Korean Air purchase the DAVI branded hotel room amenities and skin care products directly from our manufacturer, we do not have any cost of goods sold relating to royalty payments made to us under our Peninsula Hotel and Korean Air agreements.

Wages and Professional Fees

Wages and professional fees for Q3 2012 and Q3 2011 totaled approximately $97,000 and $150,000, respectively.  Such fees include costs related to employment and consulting agreements with our Chief Executive Officer, our former Chief Financial Officer, and our former Chairman of the Board totaling approximately $32,000 and $79,000 during Q3 2012 and Q3 2011, respectively.  Our Chief Financial Officer resigned on February 15, 2012, concurrent with the end of his one-year employment agreement and our Chairman of the Board resigned from his position on May 4, 2012.  Our Chief Executive Officer, is acting as our interim principal accounting officer and we have hired a third party consulting firm to perform the accounting and SEC financial reporting functions at a lesser cost than we incurred in 2011.  The former Chairman of the Board also provided public relations and marketing services which will continue to be provided on an as needed basis. Also included in wages and professional fees are accounting and legal costs which totaled approximately $22,000 and $31,000 during Q3 2012 and Q3 2011, respectively.  Such costs were incurred in connection with the preparation and filing with the Securities and Exchange Commission of our public company reports.  The remainder of the expenses relates primarily to advertising, marketing and investor relations costs.

We anticipate that we will have to hire additional employees and contractors as our company grows and as we continue to incur marketing fees related to the launch of our new skin care products.

General and Administrative Expenses

General and administrative expenses totaled approximately $64,000 and $108,000 during Q3 2012 and Q3 2011, respectively.  Such costs consist primarily of our office rent expense, travel costs to Korea, insurance and general office expense.  The 41% decrease from Q3 2011 to Q3 2012 resulted from several items. In 2011 we procured liability insurance which cost approximately $11,000 per quarter.  We were able to obtain less expensive liability insurance during 2012 which will cost the Company approximately $6,000 per quarter.  Also during 2011, the Company donated 30,000 shares of common stock to an elementary school in Los Angeles, California.  The prevailing market value of the stock on the date of issuance was $28,200 or $0.94 per share. A donation was not made during 2012. The remainder of the decrease from 2011 was the result of various cost cutting measures implemented throughout the Company.

Other Income

Other income during Q3 2012 totaled approximately $7,300 and is the result of a price protection feature included on 70,000 shares of common stock sold for $52,500 during August 2011.  The price protection features attached to the shares are accounted for as derivative liabilities at the date of sale and adjusted to fair value through earnings at each reporting date. At March 31, 2012, the approximate fair value of this derivative was $39,970.   In connection with the May 16, 2012 amendment to the Stock Purchase Agreement that removed all of these price protection provisions, the derivative was re-valued to an approximate fair value of $32,625, resulting in derivative income of approximately $7,345 during Q3 2012.

Net Loss

Our net loss for Q3 2012 and Q3 2011 totaled approximately $65,000 and $190,000, respectively.  We expect to continue incurring losses through 2012 as we continue expanding our skin care line.

Nine Months Ended June 30, 2012 vs. Nine Months Ended June 30, 2011

Sales

Revenues generated during the nine months ended June 30, 2012 were primarily the result of royalty agreements we entered into during early 2011 for the sale of “DAVI” branded skin care products to Peninsula Hotels for use as amenities to the hotel’s guests, and to Korean Air as on-board amenities for use by Korean Air’s first class and business class passengers. During the nine months ended June 30, 2012 we generated approximately $247,000 of royalty revenues from ”DAVI” branded products provided to the Peninsula Hotels and Korean Air.  Additionally, we recognized revenues, which had previously been deferred, related to the sale of Le Grand Cru on consignment to Korean Air for re-sale on-board and through its Skyshop Magazine totaling $37,375 during the nine months ended June 30, 2012.  We also had some minor sales of our Le Grand Cru skin crème through our on-line store totaling approximately $8,000.  The on-line store did not operate through most of fiscal 2011, and offered only the Le Grand Cru Face Cream.  We intend to offer additional products on that site during 2012.

During the nine months ended June 30, 2011, we generated approximately $85,000 of revenues, all of which were generated from our royalty agreements for the use of our products with Peninsula Hotels and Korean Air.

Cost of Goods Sold

Cost of goods sold during the nine months ended June 30, 2012 totaled approximately $19,000 of which $13,000 related to sales commissions paid on the sale of Le Grand Cru Face Cream sold to Korean Air for re-sale on-board and through its Skyshop Magazine. The remaining amount of cost of goods sold related to the cost of skin care products sold to Korean Air for direct sales in their Skyshop Magazine and on-line shop.  Since both Peninsula Hotels and Korean Air purchase the DAVI branded hotel room amenities and skin care products directly from our manufacturer, we do not have any cost of goods sold relating to royalty payments made to us under our Peninsula Hotel and Korean Air agreements.

Wages and Professional Fees

Wages and professional fees for the nine months ended June 30, 2012 and 2011 totaled approximately $315,000 and $348,000, respectively.  Such fees included costs related to employment and consulting agreements with our Chief Executive Officer, our former Chief Financial Officer, and our former Chairman of the Board totaling approximately $133,000 and $149,000 during the nine months ended June 30, 2012 and 2011, respectively.  The remainder of the expenses during both periods related primarily to accounting and legal fees incurred in connection with the preparation and filing with the Securities and Exchange Commission of our public company reports, as wells as, amounts paid for investor relations, advertising and marketing costs.

As noted previously, our Chief Financial Officer resigned effective February 15, 2012 and our Chairman of the Board resigned effective May 4, 2012.  We anticipate that we will have to hire additional employees and contractors as our company grows and as we continue to incur marketing fees related to the launch of our new skin care products.

Product Development

Product development for the nine months ended June 30, 2012 totaled approximately $21,000 and related primarily to services provided by a professional skincare formulator to improve and enhance our existing skin care products and to develop additional skin care products. In exchange for these services, beginning in November 2011, we agreed to make twelve monthly payments of $15,000 each.  We have since redirected our focus on establishing our product line before moving forward with the skin care formulations.  Accordingly, we have terminated the agreement with the skincare formulator and are using their services on an “as needed” basis.  No product development costs were incurred during the nine months ended June 30, 2011.

General and Administrative Expenses

General and administrative expenses totaled approximately $152,000 and $154,000 during the nine months ended June 30, 2012 and 2011.  Such costs incurred during 2012 consisted primarily of our office rent expense of approximately $51,000, travel costs primarily for trips to Korea totaling $26,000, storage costs of $12,000, depreciation of $13,000, and various corporate and office expenses.  During the nine months ended June 30, 2011, we incurred rent expense of $26,000, travel costs to Korea of approximately $34,000, depreciation of $2,000 and liability insurance costs of approximately $11,000 per quarter.  We were able to obtain less expensive liability insurance during 2012 costing the Company approximately $6,000 per quarter.  Also during 2011, the Company donated 30,000 shares of common stock to an elementary school in Los Angeles, California.  The prevailing market value of the stock on the date of issuance was $28,200 or $0.94 per share. A donation was not made during 2012. The remainder of the costs incurred in 2011 related to various office and corporate costs.

Other Income

Other income during the nine months ended June 30, 2012 totaled $7,275 and is the result of a price protection feature included on 70,000 shares of common stock sold for $52,500 during August 2011.  The price protection features attached to the shares are accounted for as derivative liabilities at the date of sale and adjusted to fair value through earnings at each reporting date, and on the date of any modifications. At September 30, 2011, the approximate fair value of this derivative was $39,900.  In connection with the May 16, 2012 amendment to the Stock Purchase Agreement, which removed the price protection feature, the derivative was re-valued to an approximate fair value of $32,625, resulting in derivative income of approximately $7,275.

Net Loss

Our net loss for the nine months ended June 30, 2012 and 2011 totaled approximately $207,000 and $418,000, respectively.  We expect to continue incurring losses through 2012 as we continue expanding our skin care line.

Liquidity and Capital Resources

As of June 30, 2012, we had approximately $201,000 of current assets and working capital of approximately $35,000.  To date, our operating activities have been primarily financed from the sales of our securities, stockholder advances, contributed capital and royalty payments received from sales of our skin care products to an international airline and a luxury hotel chain.

Cash used in operating activities of approximately $87,000 during the nine months ended June 30, 2012 was primarily attributable to the net loss of $207,000 adjusted for certain non-cash items including derivative income, stock-based compensation and depreciation.  Additionally, net cash used in operating activities included a decrease in accounts receivable resulting from the net receipt of payments from customers of $58,000, the utilization of prepaid assets of $39,000 and the accrual of $43,000 relating to portions of wages owed to our Chief Executive Officer and former Chairman of the Board of Directors which have been deferred until sufficient working capital is available, offset by the purchase of product inventory totaling $62,000.

We also raised $52,500 in August 2011 from the sale to an accredited investor of 70,000 shares of our common stock at a price of $0.75 per share and a warrant to purchase up to 29,960 shares of our common stock at an exercise price of $1.50 per share. The warrant expired on August 10, 2012. On May 16, 2012, the stock purchase agreement with this investor was amended requiring that the Company issue an additional 130,000 shares of common stock to the investor in exchange for the removal of certain price protection provisions included in the stock purchase agreement.  The 130,000 additional shares were issued to the investor in July 2012.

The royalty revenues we expect to receive from Korean Air and the Peninsula Hotel chain, and other anticipated future revenues we expect to generate from sales of our skin care products through on-board/duty free airline sales and other channels are not expected to be sufficient to fund both our working capital needs for the next twelve months and our necessary growth and business plan expenditures.  Accordingly, we will have to raise additional financing to fund all of our expected additional product manufacturing costs and other anticipated expenditures related to the roll-out of our retail products.  In addition, we will have to purchase additional inventories of bottles and other supplies in connection with the on-board/duty free, retail and internet sales of skin care products.  Our business plan also calls for us to market our products through other distribution channels, which will require us to incur additional marketing expenses. Because we have limited cash reserves, and because our projected revenues from existing arrangements are not anticipated to be sufficient, we will have to raise additional funds to supplement our operations in 2012, including our new retail sales and online marketing initiatives and our other distribution activities.

During July and August 2012, we sold a total of 1,050,000 shares of common stock for proceeds of $105,000 to two accredited investors.  In addition, in July 2012 we also obtained a $20,000 loan from a shareholder.  The loan bears interest at 8% per annum and matures on June 30, 2013.  The loan is convertible at the election of the shareholder at a conversion price equal to $0.10 per share.

We presently do not have any available credit, bank financing or other external sources of liquidity.  Currently, our only significant source of revenues is derived from the agreements that we have entered into with the foregoing international airline and luxury hotel chain.  Sales of our skincare products to the international airline and the luxury hotel chain since the inception of the agreements in January 2011 through June 30, 2012 resulted in approximately $445,000 of royalty revenue.  Although we anticipate the royalty revenues and direct product sales to continue and we expect to generate additional revenues from sales through our website of our Davi Le Grand Cru Luxury face cream and other skin care products we expect to release, our general and administrative expenses are expected to increase, and we will have to incur additional product branding and marketing expenses.  As a result, despite our sale of an aggregate of $732,500 of common stock from October 2010 through August 13, 2012, we believe that we will have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal controls over financial reporting during the three months ended June 30, 2012.  Such internal control weaknesses became evident and, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

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

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION

On July 11, 2012, the Company sold 800,000 shares of common stock for proceeds of $80,000 to a single accredited investor.  On August 6, 2012, the Company sold an additional 250,000 shares of common stock to a second accredited investor for $25,000.  Such proceeds will be used to continue funding our current operations.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS

4.1	Form of Convertible Promissory Note of Davi Luxury Brand Group, Inc., Issued in July 2012
4.2	Form of Warrant to Purchase Shares of Common Stock of Davi Luxury Brand Group, Inc., Issued in July 2012
10.1	Form of Davi Luxury Brand Group, Inc. Subscription Agreement
31.1	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVI LUXURY BRAND GROUP, INC.

Dated:  August 13, 2012

By: /s/ PARRISH MEDLEY

Parrish Medley

Chief Executive Officer and interim

Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)