Form 10-K
period 2012-09-30
DAVI LUXURY BRAND GROUP, INC.
filed 2012-12-28
CIK 1450552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

  X  .  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      .  Yes    X .  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:      .  Yes   X . No

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X .  Yes       .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X .  Yes        .  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

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

      .  Yes    X .  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $1,012,532.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 9,284,117 shares of common stock issued and outstanding as of December 27, 2012.

Documents incorporated by reference: None.

i

PART I

Item 1.

Business

Organizational History

Davi Luxury Brand Group, Inc. (“we,” “us,” “our,” the “Company,” and "our company") was incorporated in the State of Nevada on July 26, 2007 under the name “Dafoe Corp.”  Until September 2010, we were engaged in the acquisition and exploration of mineral properties.  During the fiscal year ended September 30, 2010, the Company lost all of the mineral rights that it owned.  In November 2010, our Board became aware of the availability of the “Davi Skin” skin care brand and certain related intellectual properties that were used by a luxury brand skin care company that had ceased operations.

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

Concurrently with the execution of the Purchase Agreement, Kyle Beddome, our then sole director and Chief Executive Officer, appointed Messrs. Medley and Mondavi to the Board of Directors and elected them as officers, effective December 22, 2010.  Accordingly, Mr. Medley became the Company’s President, and Mr. Mondavi became the Company’s Chairman of the Board.  On January 25, 2011, we entered into an employment agreement with Mr. Medley, pursuant to which Mr. Medley agreed to serve as the Company’s Chief Executive Officer for a four-year term, and we entered into a consulting agreement with Carlo Mondavi, pursuant to which Mr. Mondavi agreed to perform public relations and marketing services relating to our products.  Effective May 4, 2012, Mr. Mondavi resigned as a director of the Company, and effective November 3, 2012, the consulting agreement with Mr. Mondavi terminated.  However, Mr. Mondavi is providing consulting services to the Company on an as needed basis.

In January 2011, the Company changed its name to “Davi Luxury Brand Group, Inc.” and moved its executive offices from Carson City, Nevada, to Beverly Hills, California.  Our offices are located at 9426 Dayton Way Beverly Hills, California 90210.

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

On May 10, 2012, the Company effected a reverse stock split of its outstanding shares of common stock on a 1-for-10 basis (the "Reverse Split") and a corresponding decrease in the number of shares of its common stock that it is authorized to issue.  All common stock and per share information (other than par value) contained in this Annual Report has been adjusted to reflected the foregoing stock split.

Current Business.

We have developed and are expanding our skin care line/cosmetics business based on a series of grape and botanical-based luxury branded skin care products marketed under the “DAVI”, “DAVI SKIN” and “DAVI NAPA” brand names.  We intend to develop, manufacture and market a line of high quality skin care products that are sold as prestige products principally through limited distribution channels to complement the images associated with the DAVI, DAVI SKIN and DAVI NAPA brands. We are currently targeting high-end luxury hotels and resorts, and in-flight and duty-free shops in order to establish our brand as a luxury product used in first class locations. Our goal is to expand the targeted scope of our sales efforts to upscale department stores, specialty retailers, prestige hotels, salons and spas.  In addition, we have made the Le Grand Cru Face Cream and other products available for sale through our www.daviskin.com website and plan to offer more of our products online as they are developed.

Current Operations and Business Arrangements.

Since having commenced our new business in January 2011, and in accordance with our business plan, we have commenced marketing and selling DAVI branded luxury skin care products through the following arrangements:

Peninsula Hotels.  In January 2011, we entered into an agreement with Gilchrist & Soames to provide Peninsula Hotels with our DAVI, DAVI SKIN and DAVI NAPA branded in-room skin care and related amenities.  The Peninsula Hotel chain purchases our DAVI, DAVI SKIN and DAVI NAPA branded products directly from our manufacturer and pays us a fee for each product purchased.  The DAVI, DAVI SKIN and DAVI NAPA products are provided by all of the Peninsula Hotels to their hotel clients as in-room amenities.  The Peninsula Hotel chain currently uses these products at all of their nine existing Peninsula Hotels worldwide.

Korean Air--In Flight Amenities.  In January 2011, we also entered into a multi-year agreement with Korean Air to be the exclusive First Class and Business Class in-flight amenity provider for all Korean Air flights worldwide.  Korean Air commenced providing DAVI and DAVI NAPA branded amenity travel bags that contain DAVI skin care products to its First and Business Class passengers in May 2011.  These products are currently available on all Korean Air flights.  Korean Air purchases the DAVI and DAVI NAPA amenity products directly from our manufacturer and we receive a royalty fee for those products

Korean Air--Direct Product Sales.  In November 2011, we launched a new sales program to sell our Le Grand Cru face cream directly to Korean Air’s passengers.  Korean Air has added our Davi Le Grand Cru luxury face cream to the products that it offers for sale on board its flights.  In addition, Korean Air has also included our Davi Le Grand Cru luxury face cream in the SKY SHOP Magazine that is distributed to all passengers on its flights, and now offers our Davi Le Grand Cru face cream for sale on Korean Air’s on-line shop (www.cyberskyshop.com).  Korean Air purchases these products directly from us.

On-Line Sales.  We currently maintain our corporate website at www.daviskin.com.  We have recently launched our e-commerce initiative on that website by offering for sale our Davi Le Grand Cru luxury face cream.  As described above, we have developed other DAVI branded skin care products that are marketed and sold via our website.  We anticipate that we will include additional products on our website during 2013.

LGHH License Agreement.  On September 4, 2012, we entered into a Brand and Trademark License Agreement (the “LGHH License Agreement”) with LG Household and Health Care, Ltd. (“LGHH”).  Under the LGHH License Agreement, we granted LGHH an exclusive license to manufacture, sell, market and distribute in Korea, Japan, China and other Asian markets DAVI branded women's and men's skin care, cosmetics, hair care and other products.  Under the 10-year LGHH License Agreement, LGHH has agreed to pay us a royalty based on the DAVI branded products that it sells in the licensed territory, although LGHH has no obligation under the LGHH License Agreement to sell any products.

Products.

In cooperation with a professional skin care formulator, we have developed a line of skin care products based on products that include a bio complex blend of various raw materials that contain anti-oxidant properties that are believed to help fight free radical damage caused by sunlight, stress and other environmental factors.  The formulas also include ingredients that we selected for their purported efficacy in helping to correct existing skin damage and age-related signs (such as wrinkles, reduced skin firmness and poor elasticity).  Our plan of operations is to develop a line of creams that use natural, renewable ingredients that are desired by consumers.  These natural ingredients are incorporated into our skin care products using the latest technology in order to distinguish our luxury products from other brands that rely on petrochemical and/or undesirable synthetic ingredients.  In addition to developing products that incorporate natural ingredients believed to contain anti-aging properties, our goal is to have our products provide consumers with a pleasurable sensory experience, particularly smell and touch.  We currently are using the services of a professional skin care formulator on an “as needed” basis to improve and enhance our existing skin care products and to develop additional skin care products.

As part of the development and formulation of our skin care products, our manufacturer has tested our products for stability and compliance with the Cosmetic Toiletry Fragrance Association standards, a self-regulatory organization for the cosmetic industry. This will include various types of tests, including product safety, preservative efficacy, package stability, and assay testing for all products, including over the counter ingredients. Testing stability involves a three month period where analysts are looking for changes in viscosity (thickness), appearance and odor at various temperatures to help determine shelf life, expiry dates, and other things.

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

Our goal is to offer an all-natural, grape-based luxury skin care line.  There are high concentrations of minerals, vitamins, and nutrients in the by-product of the wine making process called the pomace, and the maceration process to which grapes are subjected yields polyphenols in relatively high quantity. Polyphenols are the free radical scavengers that, among other things, help to protect collagen and elastin fibers and prevent the destruction of hyaluronic acid in the skin.  We believe that the use of this pomace enables skin creams to help fight the natural aging process of the skin.  We believe that we have access to the pomace of some of the finest wines produced in California for use in our products.

Our goal is to also to offer a broader range of skin care products that address various skin care needs for women and men based on our formulations.  The products we intend to release include moisturizers, creams, lotions, cleansers, and SPF lotions, a number of which have been developed for use on particular areas of the body, such as the face, the hands or around the eyes.  Our initial line of women’s and men’s skin cream products consists of the following:

Women’s line:

1.

Le Grand Cru - face cream

2.

Harvest Mist – toner

3.

Eye Treatment – antioxidant anti-aging

4.

Moscato – purifying cleanser

5.

Vine Fresh – SPF 30 lotion

6.

Crushed Grape Seed – exfoliating cleanser

Men’s line:

1.

Le Grand Cru – face cream

2.

Crushed Grape Seed – exfoliating cleanser

3.

Reserve Shave Cream

4.

Vine Fresh – SPF 15 lotion

5.

Coastal Vine – after shave

Manufacturing

We do not manufacture our products.  Rather, we outsource the manufacture of our products to a major, independent cosmetics manufacturer that also manufactures cosmetics for a number of other cosmetics companies.  With the assistance of this manufacturer and a separate product formulator on an “as needed” basis, we have designed and had manufactured the peripheral items involved in the manufacturing and marketing process, including:

1.

the shape and size of the product containers;

2.

the types of caps;

3.

the packaging;

4.

the logo and label designs; and

5.

unit cartons.

Marketing and Distribution

Our marketing strategy depends on the name recognition and goodwill associated with both (i) the “Davi Skin,” “Davi” and “Davi Napa” trademarks and logo, and (ii) on the name and reputation of Carlo Mondavi, grandson of wine maker Robert Mondavi.  In addition, we believe that Mr. Mondavi’s knowledge of grapes and viticulture enhances our chances of building a successful brand name for skin care products that are marketed as a grape-based luxury skin care line.

In May 2011, we engaged Hansam Moolsan Co., Ltd. to represent us in our “duty free” sales initiative to offer and sell our “DAVI” skin care retail product line in the Asia Pacific airline industry.  The duty free market consists of on-board duty free magazines and duty free shops located at international airports.

Apart from the LGHH License Agreement and our arrangement with Korean Air, we currently have no distribution agreements in place for the sale and distribution of our existing or proposed products.  However, we have contacted a number of distributors and retailers and are exploring several different methods of marketing DAVI branded skin care products.  After our brand’s association as a luxury product has been further enhanced, we intend to seek to offer some of our skin care products to high-end retailers.  We do not, however, have any arrangements in place for the future sale of our products to such retailers.

Our plan is to leverage the existing infrastructure of other, larger organizations in the distribution and sale of DAVI branded products.  Accordingly, we are actively seeking to establish additional strategic relationships, including joint venture, partnerships or licensing arrangements, with larger, international organizations.  However, no assurance can be given that we will be able to do so in the future.

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

Research and Development Expenditures

In connection with the development of our skin care products, we have worked with a third party laboratory to develop our skin care products based on the criteria and know-how of the Company’s executive officers.  Accordingly, we anticipate that we will incur future expenses related to the development of our products.

Patents and Trademarks

In December 2010, we purchased all of the rights to the trademark DAVI SKIN, Reg. No. 3,029,808, Ser. No. 76/549,132, registered with the United States Patent & Trademark Office on December 13, 2005, in International Class 3 for “skin care products, namely lip balms, eye creams, facial scrubs, body scrubs, facial moisturizers, body moisturizers and facial masques,” as well as all right, title and interest in and to that trademark, and all associated goodwill, the name and term DAVI SKIN and any other similar or associated trademarks (whether registered or unregistered), trade names, service names, logos and designs used by or relating to the business operations of skin care products.

We also have registered with the United States Patent and Trademark Office in the same class and with the same description as DAVI SKIN the following additional trademarks that we currently use in our skin care business:  DAVI, Reg. No. 4,228,848, Ser. No. 85/412,103, and LE GRAND CRU, Reg. No. 4,135,614, Ser. No. 85/462,875.  On August 31, 2011, we filed an application with the United States Patent and Trademark Office for the registration of the trademark DAVI NAPA, Ser. No. 85/412,131; that application was published for opposition on October 9, 2012 and is expected to be registered in the imminent future.  We also filed on December 12, 2012 an application with the United States Patent and Trademark Office for MERITAGE, Ser. No. 85/801,354, in International Class 1 for “blend of cosmetics ingredients used in the manufacture of skin care products”; that application has not yet been assigned to a trademark examiner.

As part of our plan to expand our skin care presence in Asia, we have filed applications with the Korean Intellectual Property Office for registrations in Korea of the following trademarks:  DAVI, Application No. 40-2011-50722, DAVI SKIN, Application No. 40-2011-50724,  and DAVI NAPA, Application No. 40-2011-50723.  All three of the Korean applications have been approved for registration and will register in due course.

Additionally, we have been assigned the trademark DAVI SKIN (with katakana and design), Reg. No. 4910617, registered with the Japan Patent Office.

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

Risks Related To Our Business

We have a limited operating history, and are subject to all of the risks and uncertainties of a new business.

Since the beginning of 2011, we have directed our efforts on developing a luxury branded line of skin care products based on the “Davi”, “Davi Skin” and “Davi Napa” brands.  However, to date, our products are only offered and available to consumers through two arrangements (Korean Air and the Peninsula Hotels), and we have limited products for sale directly to consumers through our website.  Although we have recently entered into the LGHH License Agreement with LGHH, as of the date of this Annual Report, no products have been developed or sold in connection with this agreement.   As a result, during fiscal year 2012, we generated limited revenues from our luxury skin care business.

Because we have had a little under two years of operations, we are subject to all of the risks and uncertainties normally associated with a new business, including potential manufacturing issues, difficulties establishing our marketing and distribution operations, lack of name recognition, lack of adequate capital, difficulties hiring and retaining qualified employees, and difficulties in complying with all applicable federal, state and local regulatory and administrative requirements.  As a new company, we expect to incur operating losses until, if ever, we successfully release a line of products that will generate enough revenues to become profitable or thereafter maintain profitability. There is no assurance that we will be able to validate and market products that will generate enough revenues for us to become profitable or thereafter maintain profitability. As a result, the Company cannot predict when, if ever, it might achieve profitability and cannot be certain that it will be able to sustain profitability, if achieved. Our lack of an operating history may make it difficult for you to evaluate our business prospects in connection with an investment in our securities.

 We have had operating losses since formation and expect to continue to incur net losses for the near term.

Although we have been in existence since July 2007, we did not enter the luxury brand skin care business until 2011.  Accordingly, we have a limited operating history.  As of September 30, 2012, we had an accumulated deficit of approximately $776,000.   We have reported net losses of approximately $221,000 and $472,000 for the years ended September 30, 2012 and 2011, respectively.   Unless our sales and licensing revenues increase significantly, we anticipate that we will continue to incur net losses in the near term.

We have generated limited revenues to date, and we can give no assurance that we will ever be able to generate significant licensing revenues or product sales.

While we believe that we have the ability to increase our licensing revenues in the future, the amount of such sales and licensing revenues is uncertain.  Our business model and our goal, however, is to generate revenues primarily from product sales.  To date, we have had minimal sales of our products..  We have developed other skin care products, but there is no guarantee that we will ever manufacture and commercially release significant quantities of such products.  To become profitable, we will have to successfully develop, manufacture, market and sell a number of skin care products.  There can be no assurance that our product development efforts will be successfully completed, that we will be able to manufacture our products at an acceptable cost and with acceptable quality, or that our products can be successfully marketed in the future.

There is no guarantee that our products will be accepted by consumers.

To date, we have had minimal sales of our products with limited commercial release.  The market acceptance of skin care and cosmetic products varies significantly and cannot be predicted.  Factors that may cause a skin care and cosmetic product to be accepted or rejected by consumers include price, quality of ingredients, effectiveness, packaging, availability, advertising, and numerous other intangible factors.  Consumer demand for our proposed products also may be affected by word of mouth testimonials, fads, and general consumer trends.  Unless we can achieve a sufficient following of consumers who purchase our products, we will not operate profitably and may have to cease our operations.  No assurance can be given that any of our products will achieve sufficient consumer acceptance.

We are currently dependent upon two licensing/royalty agreements for most of our revenues, and the loss of one or both of these arrangements would have a material negative affect on our financial condition.

During fiscal year 2012, we generated approximately $502,000 of revenues, of which $435,000 represented royalty revenues that we received under two agreements (our agreement to provide DAVI branded products to (i ) Korean Air and (ii) the Peninsula Hotels).  Should either or both of these revenue sources terminate their arrangements, our financial condition would be materially and adversely affected, and our on-going operations would be severely hampered.

We will need significant additional capital, without which we will have to curtail or cease operations.

Our business plan assumed that we would raise debt or equity financing in the near term in order to fund the commercial release of our products and our short term working capital needs.  Our business plan assumed that we would raise between $2,000,000 and $5,000,000, most of which would be used to manufacture, market and distribute the various skin care products that we have designed and developed (but have not yet commercially released).  During fiscal year 2012 and 2011, we have only raised $155,000 and $627,500, respectively of equity funding (combined raise of $782,500), and received $20,000 from the sale of a convertible promissory note during fiscal year 2012.  We have not identified any sources for the additional financing that we will require.  As a result of our lack of funding, we have not been able to develop our business plan to the extent anticipated, and our goal of achieving our business plan has been hindered.  Without raising additional funding (directly from investors or from strategic partners), our ability to continue as a going concern and to grow into a material, and viable, skin care company is in doubt.  There can be no assurance that sufficient funding will be available to us at acceptable terms, or at all.  If we are unable to obtain sufficient financing on a timely basis, the growth of our Company and business will be delayed, and we could be forced to reduce the scope of our current and proposed business or otherwise limit or terminate our operations altogether.  Any additional equity funding that we obtain will reduce the percentage ownership held by our existing security holders.

We are dependent on key personnel.

Successful implementation of our business plan depends on the skills and efforts of our President and Chief Executive Officer, Parrish Medley.  The loss of Mr. Medley would have a material negative impact on our operations and on our ability to market our products.  We also need to attract, train, retain and motivate additional technical, managerial, marketing and customer support personnel.

We will be subject to competition from numerous companies, including a number of multi-national companies that have significantly greater financial and other resources.

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

All of our products are currently manufactured by one third party manufacturing company.  We have no ability or intention to manufacture our own products and plan to rely entirely on third parties for the manufacture of our ingredients, bottles and packages.  We believe that there are a number of qualified manufacturers who could produce our products to our specifications (and to the specifications of our licensees).  The manufacturer(s) that we currently use, or may use in the future, may encounter difficulties involving product yields, quality control, adequacy of control procedures and policies, and compliance with applicable regulations.  Should our manufacturing company refuse or fail to manufacture the quantity or quality of the products that we need, the marketing and sales of our products could be delayed, suspended or otherwise adversely affected until we identify a suitable, replacement manufacturing company.  While we believe that there are a number of manufacturers in the U.S. who could manufacture our products, the failure of any of our manufacturers to manufacture our products in a timely fashion, or to our specifications, could materially and adversely affect our operations.

The Company’s audited financial statements express substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the period ended September 30, 2012, have been prepared assuming that the Company will continue as a going concern. However, our auditors have expressed substantial doubt about our ability to continue as a going concern because as of the date of the audited statements, we had not achieved profitable operations and we may need additional financing in order to fund our projected loss in 2013. The Company’s ability to continue as a going concern is subject to its ability to finance its operations by generating and sustaining profits and/or obtaining necessary funding from outside sources. We have only recently commenced operations, and expect to continue to experience significant losses in the foreseeable future. There can be no assurance that we will ever achieve (or sustain) profitability, or successfully secure outside financing.  Accordingly, there can be no assurance about our ability to continue as a going concern.

We have no patent protection and may not be able to protect our proprietary rights.

Our ability to compete successfully will depend, in part, on the quality and uniqueness of our products.  Although we have trademark protection in the U.S. and/or abroad for our “Davi", “Davi Skin”, "Davi Napa" and "Le Grand Cru" brands,, we have no product patent protection for any of our current or proposed products or any of the ingredients or compounds in our products.  We may claim proprietary rights in various unpatented technologies, know-how and trade secrets relating to our products and manufacturing processes, and we intend to protect our proprietary rights in our product formulas and operations through contractual obligations with our consultants and vendors.  However, because we do not have patent protection on any of our products or compounds, other companies can attempt to compete with us by imitating our products.  We cannot guarantee the adequacy of the protections we intend to take to protect our proprietary rights, or that our competitors will not independently develop or produce products or processes that are substantially equivalent or superior to our products or processes.

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

The development, manufacture and sale of skin care and cosmetic products expose us to the risk of damages from product liability or other consumer claims.  Although each of our current and proposed products will be subject to industry accepted product tests to reduce the likelihood of any successful product liability claim against us, no assurance is given that we will not be subject to product liability claims in the future.  We currently do no maintain product liability insurance for liabilities arising from the use of our products.  Accordingly, a successful product liability claim could have a materially adverse effect on our business, financial condition and results of operations.

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

We are authorized to issue up to 75,000,000 shares of common stock.  To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient.  The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the currently issued common stock.

Our President and Chief Executive Officer, Parrish Medley, and former Chairman of the Board, Carlo Mondavi, hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of the date of this Annual Report, our President and Chief Executive Officer, Parrish Medley, and our former Chairman of the Board, Carlo Mondavi, beneficially own a total of approximately 28% of our outstanding voting capital stock.  These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

(a)

a merger of the Company with or into another company;

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

The Company leases approximately 1,500 square feet of office space at 9426-9428 Dayton Way, Beverly Hills, California.  The lease term expires on January 31, 2016, unless earlier terminated in accordance with the lease.  The Company’s monthly rent expense under the lease is approximately $5,600 per month, plus payments of 10% of common area operating expenses. The Company has the option to extend the term of the lease by two additional years.

Item 3.

Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.

Mine Safety Disclosures

Not Applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted for trading on the OTC Bulletin Board since June 14, 2009.  In conjunction with our name change to “Davi Luxury Brand Group, Inc.”, the Company began trading in January 2011 under the symbol “MDAV”.

Trading in our common stock has been extremely limited since we were first listed on the OTC Bulletin Board.  During 2011, there were several days in which no shares were traded. Trading has been limited in our stock in 2012 as well, and has been sporadic and subject to significant swings in the number of shares sold.  The following table sets forth the range of closing prices for our common stock for the quarters indicated.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.   On May 10, 2012, the Company effected the 1-for-10 Reverse Split that decreased the Company's issued and outstanding shares of common stock from 76,040,000 pre-Reverse Split shares to 7,604,000 post-Reverse Split shares.  The information in the following table has been retroactively adjusted to reflect the Reverse Split.

Fiscal Year Ended September 30, 2011	High Bid	Low Bid
First Quarter	$20.00	$14.00
Second Quarter	$26.00	$8.50
Third Quarter	$10.00	$14.00
Fourth Quarter	$1.14	$0.20

Fiscal Year Ended September 30, 2012	High Bid	Low Bid
First Quarter	$0.40	$0.10
Second Quarter	$0.40	$0.10
Third Quarter	$0.48	$0.10
Fourth Quarter	$0.35	$0.10

Holders

As of December 27, 2012, there were approximately 34 holders of record of our common stock based on information provided by our transfer agent.  The foregoing number of record holders does not include any persons who hold their Company common stock in “street name.”

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

Recent Sales of Unregistered Securities

On July 11, 2012, the Company sold 800,000 shares of common stock for proceeds of $80,000 to an accredited investor.  As of July 16, 2012, we issued 130,000 shares of common stock to an accredited investor in exchange for the removal of certain price protection provisions under a stock purchase agreement that we entered into with the investor.  On August 6, 2012, the Company sold 250,000 shares of common stock to an accredited investor for $25,000.  On each of August 14 and 16, 2012, the Company sold 250,000 shares of common stock to an accredited investor for aggregate proceeds of $50,000.  The foregoing proceeds will be used to continue funding our current operations.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Repurchase of Securities

We did not repurchase any shares of our common stock during the fourth quarter of the year ended September 30, 2012.

Item 6.

Selected Financial Data.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Annual Report on Form 10-K, including any documents which may be incorporated by reference into this Annual Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans to develop, market and sell new skin care products, and implement our growth strategy, any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any Forward-Looking Statement.  In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  These statements by their nature involve substantial risks and uncertainties, such as our ability to establish a new business, develop market and sell skin care products, and implement our growth strategy, certain of which are beyond our control. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the Forward-Looking Statements.  Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission.  All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this Annual Report.

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

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements and the related notes that appear elsewhere in this Annual Report.

Results of Operations

Year Ended September 30, 2012 Compared to the Year Ended September 30, 2011

Our revenues for the fiscal year ended September 30, 2012 (“fiscal 2012”) increased by 153% compared with our revenues for the fiscal year ended September 30, 2011 (“fiscal 2011”), while operating expenses in fiscal 2012 increased by less than 7%. Our net loss in fiscal 2012 is approximately 53% lower than it was in fiscal 2011.

The following table represents our statement of operations for the years ended September 30, 2012 and 2011:

	Year Ended September 30,
	2012		2011
	$	% of Revenues	$	% of Revenues
Sales
Royalty revenues	$435,025	87%	$197,505	99%
Product sales	67,393	13%	1,210	1%
Total sales	502,418	100%	198,715	100%

Cost of goods sold	30,813	6%	2,895	1%

Gross profit	471,605	94%	195,820	99%

Costs and expenses:
Wages and professional fees	457,110	91%	464,443	234%
Product development	39,485	8%	-	-%
General and administrative	198,273	39%	186,720	94%

Total costs and expenses	694,868	138%	651,163	328%

Loss from operations	(223,263)	(44%)	(455,343)	(229%)

Other income (expense)
Interest expense	(5,000)	(1%)	-	-%
Derivative income (expense)	7,275	1%	(16,380)	(8%)

Total other income (expense)	2,275	-%	(16,380)	(8%)

Net loss	$(220,988)	(44%)	$(471,723)	(237%)

Sales

Revenues generated during fiscal 2012 and 2011 were primarily the result of royalty agreements we entered into during early 2011 for the sale of our “DAVI” branded skin care products to the Peninsula Hotels for use by their hotel clients as in-room amenities, and to Korean Air for re-sale on-board its flights to its passengers, through its Skyshop Magazine and through its online shop.  During fiscal 2012 we generated approximately $435,000, of royalty revenues from ”DAVI” branded products sold to the Peninsula Hotels and Korean Air, as compared to approximately $198,000 of royalty revenues during fiscal 2011.  The net increase of royalty revenues during fiscal 2012 as compared to fiscal 2011 is principally the result of increased sales of our products to the Peninsula Hotels and Korean Air during the full fiscal 2012, as compared with only nine months during fiscal 2011.  We recognized approximately $58,000 of revenues during fiscal 2012which had previously been deferred, related to sales of our Le Grand Cru face cream on consignment to Korean Air for re-sale on-board and through its Skyshop Magazine. Sales of our Le Grand Cru skin cream through our on-line store, www.daviskin.com, totaled approximately $9,800 in fiscal 2012, compared to approximately $1,200 in fiscal 2011.  We intend to offer additional products on our website during 2013.

Cost of Goods Sold

Cost of goods sold during fiscal 2012 totaled approximately $31,000 of which approximately $16,000 related to sales commissions paid on the sale of our Le Grand Cru Face Cream to Korean Air for re-sale on-board and through its Skyshop Magazine. The balance of the cost of goods sold relates to the cost of our skin care products sold to Korean Air which it offers for re-sale in its Skyshop Magazine and its on-line shop.  Since both the Peninsula Hotels and Korean Air purchase our DAVI branded hotel room amenities and skin care products directly from our manufacturer, we did not have any cost of goods sold relating to royalty payments made to us in fiscal 2012 and 2011 under our Peninsula Hotel and Korean Air agreements.

Wages and Professional Fees

Wages and professional fees during fiscal years 2012 and 2011 totaled approximately $457,000 and $464,000, respectively.  Such fees include costs related to employment and consulting agreements with our Chief Executive Officer, our former Chief Financial Officer, and our former Chairman of the Board totaling approximately $193,000 and $203,000 during fiscal years 2012 and 2011, respectively.  The remainder of the expenses during both periods relates primarily to accounting and legal fees incurred in connection with the preparation and filing with the Securities and Exchange Commission of our public company reports, as well as advertising and marketing costs incurred.

As noted previously effective February 15, 2012, our Chief Financial Officer resigned concurrent with the end of his one-year employment agreement with the Company. On May 4, 2012, our Chairman of the Board resigned.  We anticipate that we will need to hire additional employees and contractors as we grow, and we expect to continue to incur marketing fees related to our skin care products and the launch of new skin care products, if any.

Product Development

Product development for fiscal 2012 totaled approximately $39,000, which relates primarily to services provided by a professional skincare formulator to improve and enhance our existing skin care products and to develop additional skin care products. In exchange for these services, beginning in November 2011, we agreed to make twelve monthly payments of $15,000 each.  We have since redirected our focus on establishing our product line before moving forward with the skin care formulations.  Accordingly, we have terminated the agreement with the skincare formulator and are using its services on an “as needed” basis.  No product development costs were incurred during fiscal 2011.

General and Administrative Expenses

General and administrative expenses totaled approximately $198,000 and $187,000 during fiscal years 2012 and 2011, respectively.  Such costs consist primarily of our office rent expense, travel costs primarily for marketing and business development trips to Asia, inventory storage costs, depreciation and various corporate and office expenses.

Other Income

Other income (expense) during fiscal 2012 totaled $2,275 of income, consisting of $5,000 of interest expense and $7,275 of derivative income.  The interest expense resulted from the amortization of the beneficial conversion feature recognized on $20,000 of convertible debt and related warrants.  The derivative income relates to a price protection feature included on 70,000 shares of common stock sold for $52,500 during August 2011 pursuant to a stock purchase agreement with an accredited investor.  The price protection feature is accounted for as a derivative liability at the date of sale and adjusted to fair value through earnings at each reporting date, and on the date of any modifications. At September 30, 2011, the approximate fair value of this derivative was $39,900, resulting in other expense of $16,380 for fiscal 2011.  In connection with the May 16, 2012 amendment to the stock purchase agreement, which removed the price protection feature, the derivative was re-valued to an approximate fair value of $32,625, resulting in derivative income of approximately $7,275.

Net Loss

Our net loss for fiscal years 2012 and 2011 totaled $220,988 and $471,723, respectively.  The substantial decrease in our net loss in fiscal 2012 is primarily the result of increased royalty revenues and product sales, as discussed above.

Liquidity and Capital Resources

As of September 30, 2012, we had approximately $347,000 in cash, $284,000 of other current assets and working capital of $178,000 compared to approximately $121,000 of cash and working capital of $177,000 as of September 30, 2011. The amount of cash we held as of September 30, 2012 included a non-refundable advance against future royalties of $250,000 (less foreign taxes withheld).   To date, our operating activities have been primarily financed from the sales of our securities, stockholder advances, contributed capital and royalty payments received from sales of our skin care products to an international airline and a luxury hotel chain.

In fiscal 2012, our net loss decreased to approximately $221,000 compared to a net loss of $472,000 in fiscal 2011. We had net cash provided by operating activities of $54,000 in fiscal 2012 compared to net cash used in operating activities of $456,000 in fiscal 2011.  The increase in the net cash provided by operating activities resulted primarily from increases in proceeds received from our royalty agreements with Korean Air and Peninsula Hotels as well as from approximately $209,000 received as an advanced royalty in connection with the LGHH License Agreement and $97,000 of compensation payable to Mr. Medley and Mr. Mondavi being deferred in an effort to preserve cash.  As of September 30, 2012 we had approximately $207,000 in outstanding accounts receivable, all of which has been collected as of the date of this Annual Report.

Net cash used in investing activities in fiscal 2012 was $3,458 and consisted of the purchase of office furniture and equipment.  Net cash used in investing activities in fiscal 2011 was $60,306 and consisted of the payment of the security deposit on our office lease various leasehold improvements and the purchase of office furniture and equipment.

Net cash provided by financing activities during fiscal 2012 was $175,000, and consists primarily of funds raised during the fourth quarter of fiscal 2012 from the sale to three accredited investors of an aggregate of 1,550,000 shares of common stock at an aggregate purchase price of $155,000.  Additionally, on July 12, 2012, the Company sold to an accredited investor a convertible promissory note in the principal amount of $20,000. The note bears interest at 8% per annum and is due in full on June 30, 2013.  At any time prior to the repayment in full of the note, at the election of the holder, the note is convertible into shares of our common stock at a conversion price equal to $0.10 per share.  In order to induce the note holder to purchase the note, we issued the holder a warrant to purchase up to 250,000 shares of our common stock at an exercise price of $0.10 per share.  The warrant may be exercised at any time beginning on January 1, 2013 to and including June 30, 2013.

Net cash provided by financing activities during fiscal year 2011 was $637,500, and consisted primarily of funds raised in January 2011 from the sale to two foreign investors of 115,000 units at $5.00 per unit, each unit consisting of one share of common stock and one warrant.  Each warrant may be exercised for the purchase of one share of the Company’s common stock at a price of $6.00 per share and expires on December 31, 2012.  The warrants have been redeemable by the Company at any time since June 30, 2011, upon 30 days’ notice, at a price of $0.50 per warrant, provided that for the 20 trading days prior to the day on which the Company gives notice, the average closing “bid” price of our common stock has been at least $30.00.  We also raised $52,500 during August 2011 from the sale to an accredited investor of 70,000 shares of our common stock and a one-year warrant to purchase up to 29,960 shares of our common stock at an exercise price of $1.50 per share.  The warrant expired on August 10, 2012.

Our funding raised to date, together with the royalty and sales revenues we received and expect to receive from Korean Air, the Peninsula Hotel chain and LGHH, and other future revenues we expect to generate from sales of our skin care products through other channels are expected to be sufficient to fund our anticipated working capital needs for the next twelve months.  However, additional sources of revenues may be needed to enable us to implement our business plan or to otherwise continue to grow.  Accordingly, we expect to have to raise additional financing to fund all of our expected additional product manufacturing costs and other anticipated expenditures related to the roll-out of our retail products.  Our business plan also calls for us to market our products through other distribution channels.  We expect to have to raise additional funds to fund our retail sales and online marketing initiatives and to be able to engage in other distribution activities.

We presently do not have any available credit, bank financing or other external sources of liquidity.  Currently, our principal source of revenues is derived from the agreements that we have entered into with Korean Air, the Peninsula Hotels and LGHH.  Sales of our skin care products to Korean Air and the Peninsula Hotels in fiscal 2012 resulted in $435,025 of royalty revenue and $57,590 of product sales.  Both arrangements may be terminated at any time.  Further, although we have recently entered into a license agreement with LGHH, as of the date of this Annual Report, no products have been developed or sold in connection with this agreement.  Accordingly, our ability to continue to receive revenues in the future from our principal sources of current revenues is uncertain.  Should any or all of these revenue sources terminate their arrangements with us, our financial condition could be materially and adversely affected, and our on-going operations could be severely hampered.   Additionally, our general and administrative expenses are expected to increase, and we may have to incur additional product branding and marketing expenses to further promote our business plan. As a result, despite our sale of an aggregate of $782,500 of common stock during fiscal 2012 and 2011, we believe that we will have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders.  There is no assurance that we will be successful in obtaining additional funding.

Our current status as a micro-cap company that has limited operations is expected to make it difficult to obtain financing through the issuance of equity or debt securities.  If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we expect that we would have to curtail or cease our operations.  No assurance can be given that we will be able to obtain sufficient capital to meet our requirements.

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

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Davi Luxury Brand Group, Inc.

Beverly Hills, California

We have audited the accompanying balance sheets of Davi Luxury Brand Group, Inc. (the “Company”) as of September 30, 2012 and 2011, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davi Luxury Brand Group, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

December 20, 2012

DAVI LUXURY BRAND GROUP, INC.
BALANCE SHEETS

	September 30, 2012	September 30, 2011

ASSETS

Current assets:
Cash	$346,699	$121,193
Accounts receivable, net	207,376	113,249
Inventory, net	74,534	21,176
Other current assets	2,192	48,095
Total current assets	630,801	303,713

Property and equipment, net	18,442	31,784
Trademarks	50,000	50,000
Security deposit	21,600	21,600

Total assets	$720,843	$407,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$74,584	$46,565
Accounts payable - related party	138,000	41,000
Deferred revenue	235,640	-
Convertible debt, net	5,000	-
Derivative liability	-	39,900
Total current liabilities	453,224	127,465

Total liabilities	453,224	127,465

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 9,284,117 shares and 7,509,117 shares issued and outstanding at September 30, 2012 and 2011, respectively	9,284	7,509
Additional paid-in capital	1,034,148	826,948
Accumulated deficit	(775,813)	(554,825)

Total stockholders’ equity	267,619	279,632

Total liabilities and stockholders’ equity	$720,843	$407,097

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2012	2011

Sales
Royalty revenues	$435,025	$197,505
Product sales	67,393	1,210
Total sales	502,418	198,715

Cost of goods sold	30,813	2,895

Gross profit	471,605	195,820

Costs and expenses:
Wages and professional fees	457,110	464,443
Product development	39,485	-
General and administrative	198,273	186,720

Total costs and expenses	694,868	651,163

Loss from operations	(223,263)	(455,343)

Other income (expense)
Interest expense	(5,000)	-
Derivative income (expense)	7,275	(16,380)

Total other income (expense)	2,275	(16,380)

Net loss	$(220,988)	$(471,723)

Weighted average number of common shares outstanding - basic and diluted
	7,904,395	7,125,707

Net loss per share - basic and diluted	$(0.03)	$(0.07)

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(220,988)	$(471,723)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	16,800	6,922
Stock based compensation	1,350	87,375
Amortization of debt discount	5,000	-
Derivative (income) expense	(7,275)	16,380
Changes in operating assets and liabilities
Accounts receivable	(94,127)	(113,249)
Inventory	(53,358)	(21,176)
Other current assets	45,903	(48,095)
Accounts payable and accrued expenses	28,019	46,565
Accounts payable - related parties	97,000	41,000
Deferred revenue	235,640	-

Net cash provided by (used in) operating activities	53,964	(456,001)

Cash flows from investing activities
Payment of security deposit	-	(21,600)
Purchase of fixed assets	(3,458)	(38,706)

Net cash used in investing activities	(3,458)	(60,306)

Cash flows from financing activities
Proceeds from sale of common stock and warrants	155,000	627,500
Proceeds from issuance of convertible debt	20,000	-
Contribution to capital	-	10,000

Net cash provided by financing activities	175,000	637,500

Net change in cash	225,506	121,193

Cash, beginning of period	121,193	-

Cash, end of period	$346,699	$121,193

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary disclosure of noncash financing activities:
Stock issued in connection with modification of stock purchase agreement	$32,625	$-
Debt discount on beneficial conversion feature and warrants - convertible debt	$20,000	$-
Capital contributions - forgiveness of debt	$-	$49,202
Stock issued for trademark purchase	$-	$50,000
Initial value of derivative liability	$-	$23,520

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended September 30, 2012 and 2011

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance, September 30, 2010	5,886,117	$ 5,886	$ 28,014	$ (83,102)	$ (49,202)
Issuance of common stock for trademark	1,500,000	1,500	48,500	-	50,000
Capital contribution	-	-	10,000	-	10,000
Forgiveness of debt	-	-	49,202	-	49,202
Issuance of common stock and warrants for cash, net	115,000	115	603,865	-	603,980
Stock based compensation	8,000	8	87,367	-	87,375
Net loss	-	-	-	(471,723)	(471,723)

Balance, September 30, 2011	7,509,117	7,509	826,948	(554,825)	279,632
Beneficial conversion feature and warrants associated with convertible debt	-	-	20,000	-	20,000
Issuance of common stock for cash	1,645,000	1,645	153,355	-	155,000
Issuance of common stock in connection with modification of stock purchase agreement	130,000	130	32,495	-	32,625
Stock based compensation	-	-	1,350	-	1,350
Net loss	-	-	-	(220,988)	(220,988)

Balance, September 30, 2012	9,284,117	$ 9,284	$ 1,034,148	$ (775,813)	$ 267,619

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2012

Note 1

ORGANIZATION AND NATURE OF OPERATIONS

Davi Luxury Brand Group, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on July 26, 2007.   The Company is a skin care/cosmetics business that offers a series of all-natural grape-based luxury branded skin care products marketed under the “Davi Skin”, “Davi” and “Davi Napa” brand names.  The Company is currently targeting high-end luxury hotels and resorts, and in-flight and duty-free shops in order to establish our brand as a luxury product used in first class locations. The Company’s goal is to expand our sales efforts to upscale department stores, specialty retailers, prestige hotels, salons and spas.  The Company receives royalty revenues through the licensing of its products.  In addition, the Le Grand Cru Face Cream and other core products are available for sale through the www.daviskin.com website and more products will be offered online as they are developed.

Note 2

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.   The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $775,813 since its inception, has working capital of $177,577, and expects to incur further losses in the deployment of its business plan, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by continuing to receive royalty revenues and by additional equity financing and/or related party advances, however there is no assurance of additional funding being available.

Revenue recognition

The Company is party to licensing agreements whereby products utilizing the “DAVI” name and certain trademarks are manufactured, sold and/or distributed to the licensees’ customers.  The Company recognizes royalty revenue as a percentage of sales of the respective products, in accordance with the individual licensing agreements, in the period in which the sales take place and when collectability is reasonably assured.  Product sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize product revenue when risk of loss and title to the product transfers to the consumer. Net sales are comprised of gross revenues less expected returns.

The Company records deferred revenue when it receives payments in advance for the delivery of products that have not yet been purchased by the ultimate consumer and when royalty revenues are received prior to being earned.  The Company sells “DAVI” branded products to Korean Air for re-sale on-board and through their Skyshop Magazine.  Payments received by the Company from Korean Air for the purchase of the products are not recognized as revenue until the products are sold to Korean Air’s customers.  The Company will, at times, receive advance payments for royalties.  These payments are deferred and not recognized as revenues until the requisite amount of products have been purchased by the ultimate consumer in accordance with the licensing agreements.

Cost of Sales

Cost of sales includes all of the costs to manufacture the Company's products by third-party contractors as well as the costs to ship the products to our storage facility and ultimately the customer.  These costs are reflected in the Company's statement of operations when the products are sold and net sales revenues are recognized.  Cost of sales also includes commissions owed for the sale of products to Korean Air for re-sale on-board and through their Skyshop Magazine.

Product Development

Product development expenditures are expensed as incurred.

Cash

Cash equivalents consist of highly liquid investments with insignificant rate risk and with original maturities of three months or less at the date of purchase.  At various times, the Company had deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has experienced no losses related to these uninsured amounts.

Accounts receivable

We extend credit based on our evaluation of the customer’s financial condition.  We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due.  All outstanding receivables at the end of each quarterly period were collected in a timely manner.  Our allowance for doubtful accounts was $0 as of September 30, 2012 and 2011.

Inventory

Inventory consists primarily of the Davi Le Grand Cru Face Cream, as well as, containers to be used for our skin care products and is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value.  No such reserve has been deemed necessary as of September 30, 2012 and 2011.

Property and Equipment

Property and equipment consist of office furniture, computer equipment and improvements made to our leased office and are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the three year useful life of the assets or the remaining term of the lease. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are expensed as incurred.

Trademarks

Trademarks are valued at the lower of cost of fair value and are accounted for as an indefinite-lived intangible asset.  We test our trademarks for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.  No such impairment charge was deemed necessary as of September 30, 2012 or 2011.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets to determine whether events or changes in circumstances occurred that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future cash flows of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. To date, no impairment losses have been recognized.

Fair Value Estimates

Pursuant to the Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, the Company records its financial assets and liabilities at fair value.  ASC 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  ASC 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to ASC 260 “Earnings Per Share”.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. For the years ended September 30, 2012 and 2011, potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of fully diluted net loss per common share.

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

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in fiscal 2012.

Recently Issued Accounting Pronouncements

During July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles – Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived asset is impaired, then the entity is not required to take further action.  However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30.  ASU 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company does not expect that the adoption of ASU 2012-02 will have a significant impact on the carrying value of its trademarks.

Note 3

RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, the Company’s Chief Executive Officer and the Company’s former Chairman of the Board of Directors agreed to accrue a portion of the amounts owed to them under their employment and consulting agreements.  As of September 30, 2012, the Company owed $138,000 for such accrued wages.

On January 25, 2012, the Company issued 25,000 shares of common stock to our former Chief Financial Officer, as payment of employee compensation for the period from May 15, 2011 through February 15, 2012 and board member compensation for the period from April 27, 2011 through April 26, 2012.  The stock was valued at prices ranging from $1.85 to $0.08 per share on the dates the shares were payable to Mr. Rice and totaled an aggregate of approximately $15,525.

Note 4

CUSTOMER CONCENTRATIONS

During fiscal year 2012 and 2011, 84% and 73%, respectively, of our sales were generated from royalty revenues under a licensing agreement to provide DAVI branded products to passengers of Korean Air.  The Company’s reliance on this licensing agreement makes us vulnerable to the risk of a near-term severe impact.  Should this licensee terminate its arrangement, our financial condition could be materially and adversely affected, and our on-going operations could be severely hampered.

Note 5

PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	September 30,
	2012	2011
Leasehold Improvements	$16,429	$16,429
Computers and office equipment	25,735	22,277
Less: accumulated depreciation	(23,722)	(6,922)

Total property and equipment, net	$18,442	$31,784

Depreciation expense for the years ended September 30, 2012 and 2011 was $16,800 and $6,922, respectively.

Note 6

CONVERTIBLE DEBT

On July 12, 2012, the Company entered into a Convertible Promissory note in the principal amount of $20,000, (the “Convertible Note”) with a shareholder of the Company (the “Holder”).  The Convertible Note bears interest at 8% per annum and is due in full on June 30, 2013 (the “Maturity Date”).  The Holder of the Convertible Note may at any time prior to the Maturity Date, convert the principal amount of the Convertible Note into shares of common stock of the Company on the basis of one share of such stock for each $0.10 (the “Conversion Price”) in unpaid principal and accrued interest.    The number of shares of common stock that may be acquired by the Holder upon any conversion shall be limited to the extent necessary to insure that, following such exercise, the total number of shares of common stock owned by the Holder does not exceed 9.9% of the total number of issued and outstanding shares of common stock.

As an incentive to enter into the Convertible Note we issued the Holder a warrant to purchase 250,000 shares of common stock at a price of $0.10 per share.  This warrant may be exercise at any time beginning on January 1, 2013 and expires on June 30, 2013.  The relative fair value of the warrant was estimated to be $16,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 385%, risk-free interest rate .2%, and expected life of 1 year.

The intrinsic value of the embedded beneficial conversion feature of the Convertible Note and the warrant was determined to be $20,000.  The intrinsic value of $20,000 was charged to the note discount and credited to Additional Paid in Capital.  The note discount is amortized over the term of the Convertible Note and charged to interest expense.  For the year ended September 30, 2012 interest expense related to such amortization totaled $5,000.

We reviewed the Convertible Note for evidence of embedded derivative instruments, which may be required to be bifurcated from the associated host instrument and accounted for separately as derivative instrument liabilities. Based on this review we noted no such embedded derivative instruments and concluded that the Convertible Note was conventional convertible debt.

Note 7

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

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

		September 30,
		2012	2011
Refundable Federal income tax attributable to:
Current operations		$75,100	$160,400
Less:	Stock based compensation expense	(400)	(29,700)
	Change in valuation allowance	(74,700)	(130,700)
Net refundable amount		$-	$-

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

		September 30,
		2012	2011
Deferred tax asset attributable to:
Net operating losses carried forward		$233,600	$158,900
Less:	Valuation allowance	(233,600)	(158,900)
Net deferred tax asset		$-	$-

The Company has determined that a valuation allowance of $233,600 at September 30, 2012, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2012 was $74,700.  As of September 30, 2012, the Company has a net operating loss carry-forward of approximately $688,100, which is available to offset future federal taxable income, if any, with expiration beginning 2028.

Note 8

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

As a result of the Reverse Stock Split, the number of issued and outstanding shares of our common stock decreased from 76,040,000 pre-Reverse Stock Split shares to 7,604,117 post-Reverse Stock Split shares (after adjustment for any fractional shares).  Pursuant to the Share Decrease, the number of authorized shares of our common stock has decreased from 750,000,000 to 75,000,000 shares of common stock.  All amounts shown for common stock and additional paid in capital included in these financial statements are presented post-Reverse Stock Split.

During August 2011, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) whereby the Company sold 70,000 shares (the “Shares”) and a one-year warrant to purchase up to 29,960 shares of our common stock (the “Warrant Shares”) to a single accredited investor for an aggregate purchase price of $52,500.  The Shares were issued to the investor on February 7, 2012.  The warrant was exercisable at a price of $1.50 per share and expired on August 5, 2012. Effective May 16, 2012, the Stock Purchase Agreement was amended requiring that the Company issue an additional 130,000 shares of common stock to the investor in exchange for the removal of certain price protection provisions included in the Stock Purchase Agreement.  The Shares had a price protection feature that ensured the aggregate value of the Shares would be equal to or greater than $52,500 on August 10, 2012; however, the May 16, 2012 amendment to the Stock Purchase Agreement removed that price protection feature. In addition, if exercised, the Warrant Shares had a price protection feature that ensured the value of the Warrant Shares on the date that is one year after the date the Warrant Shares are purchased would be equal to or greater than the aggregate price paid for the Warrant Shares; however, the May 16, 2012 amendment to the Stock Purchase Agreement removed that price protection feature. In connection with the sale of the Shares during the fiscal year ended September 30, 2011, the Company applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the price protection features attached to the Shares were accounted for as derivative liabilities at the date of sale and adjusted to fair value through earnings at each reporting date. The resulting value was allocated to the proceeds received and applied as a discount to the stock payable account in paid-in capital on the balance sheet. In connection with the May 16, 2012 amendment to the Stock Purchase Agreement, the Company applied the guidance of FASB ASC Topic No. 815-40-35.  Accordingly, the derivative was re-valued on May 16, 2012 to an approximate fair value of $32,625, resulting in net derivative income of $7,275 during fiscal year 2012. Also in accordance with FASB ASC Topic No. 815-40-35, the re-valued derivative balance on May 16, 2012 was reclassified to paid-in-capital.  The 130,000 additional shares were issued to the investor on July 16, 2012.

On August 14 and 16, 2012, the Company entered into two separate stock purchase agreements with a single accredited investor for the sale of 250,000 and 250,000 shares of common stock, respectively, resulting in proceeds of $25,000 and $25,000, respectively.

On July 30, 2012, the Company entered into a stock purchase agreement with a single accredited investor for the sale of 250,000 shares of common stock, resulting in proceeds of $25,000.

On August 6, 2012, the Company entered into a stock purchase agreement with a single accredited investor for the sale of 800,000 shares of common stock, resulting in proceeds of $80,000.

On February 15, 2011, the Company entered into a one year Employment Agreement with J. Bernard Rice as Chief Financial Officer of the Company (the “Rice Employment Agreement”).  Effective February 15, 2012, Mr. Rice resigned as Chief Financial Officer and as a member of the Company’s Board of Directors. In accordance with the Rice Employment Agreement and as compensation for his board member services, Mr. Rice was to be granted a total of 30,000 shares of common stock of which 5,000 shares, valued at the then prevailing market rate, or $45,000, were issued during April 2011.  As of September 30, 2011 $14,175 had been accrued as stock based compensation, for his unpaid compensation as the Chief Financial Officer and as a Board member based on the prevailing common stock prices on the dates the shares were supposed to be issued.  Concurrent with his resignation, Mr. Rice was issued the remaining 25,000 shares of common stock for his services rendered as our Chief Financial Officer and as a member of the Board of Directors.  Stock based compensation expense earned over his service period totaled $1,350 and $59,175 during fiscal year 2012 and 2011, respectively, based on the prevailing common stock prices on the dates the shares were supposed to be issued.

During April 2011, the Company granted 3,000 shares of common stock to a private Los Angeles, California based elementary school.  The prevailing market value of the stock on the date of issuance was $28,200 or $9.40 per share and is included in stock based compensation in the accompanying financial statements.

During January 2011, the Company raised $575,000 from the sale to two foreign investors of an aggregate of (i) 115,000 shares of the Company’s common stock (at a price of $5.00 per share), and (ii) warrants to purchase 115,000 shares of common stock (“Warrants”).  Each Warrant entitles the registered holder thereof to purchase one share of common stock at a price of $6.00, subject to adjustment in certain circumstances, through and including December 31, 2012.  The Warrants are redeemable by the Company at any time commencing June 30, 2011, upon 30 days’ notice, at a price of $0.50 per Warrant, provided that for the 20 trading days prior to the day on which the Company gives notice, the average closing “bid” price of the Company’s common stock has been at least $3.00.  The relative fair value of the 115,000 warrants was estimated to be $276,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 90%, risk-free interest rate .61%, and expected life of 2 years.

Common Stock Warrants

A summary of the Company’s warrants activity and related information for the twelve months ended September 30, 2012 is provided below:

Number of
Warrants

Outstanding and exercisable at September 30, 2011	144,960
Warrants exercised	-
Warrants granted	250,000
Warrants expired	(29,960)
Outstanding at September 30, 2012	365,000

Stock Warrants as of September 30, 2012
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable
$6.00	115, 000	0.25	115,000
$0.10	250,000	0.75	-
	365,000		115,000

Note 9

       COMMITMENTS AND CONTINGENCIES

As of January 18, 2011, the Company entered into a lease with Resco LP, a California limited partnership, the landlord of the office that the Company is leasing.  Under the lease, the Company occupies approximately 1,500 square feet of office space at 9426-9428 Dayton Way, Beverly Hills, California.  The lease term expires on January 31, 2016, unless earlier terminated in accordance with the lease.  The Company’s monthly rent expense under the lease is approximately $5,600 per month, plus payments of 10% of common area operating expenses.  The Company has the option to extend the term of the lease by two additional years.

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

Item 9A.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management (consisting of our Chief Executive Officer, who also served as our interim Chief Financial Officer) as of the end of the period covered by this Annual Report, our management concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below.

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

(b)

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2012.

In connection with the preparation of our financial statements for the year ended September 30, 2012 and 2011 certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

These weaknesses are due to our inadequate staffing during the period covered by this Annual Report and our lack of working capital to hire additional staff.  Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified.  We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

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

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position held by each of our executive officers and directors as of December 27, 2012:

Name	Age	Position
Parrish Medley	51	President, Chief Executive Officer, interim Chief Financial Officer and Chairman of the Board

Each director will serve until the next annual meeting of the stockholders of the Company or until his successor is elected and qualified.

Our Chief Executive Officer serves pursuant to an employment agreement that will continue until January 1, 2015, subject to earlier termination as provided in the employment agreement. See “Item 11, Employment Agreement” for a summary of the material terms of employment agreements between the Company and our officers.

Biographical information

Parrish Medley was appointed as President, Chief Executive Officer, and a director of this company in December 2010.  In February 2012, Mr. Medley was appointed the Company’s interim Chief Financial Officer and in May, 2012, Mr. Medley was appointed Chairman of the Board.  Mr. Medley also was the President, Chief Executive Officer, and a director of UHF Logistics Group, Inc. (formerly Regal Group, Inc.), a public company engaged in the business of developing and integrating off-the-shelf and proprietary RFID solutions, from February 2010 until December 23, 2011.  In 2003, Mr. Medley co-founded Davi Skin, Inc. and subsequently served as its President until December 2006.  Between 2006 and 2010, Mr. Medley was involved in real estate and venture capital investments for his own account.  Mr. Medley was a venture capitalist and a private money manager from 1997 to 2004.  His previous experience includes roles as manager and financial consultant for numerous registered broker dealers, including Bear Stearns & Co.  From 1999 to 2001, Mr. Medley was a partner at Century Financial Partners, a venture capital firm.  Mr. Medley also founded Palm Beach Tan, Inc., one of the nation’s largest indoor chains and franchise operations, as well as Mystic Tan, one of the largest spray on tanning systems in the world.  Mr. Medley graduated from Southern Methodist University in 1986 with a Bachelor’s degree in Business Administration.

Family Relationships

There are no family relationships among any of the executive officers and directors, as Mr. Medley is our sole officer and director as of the date of this Annual Report.

Nominations of Directors

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Board Committees

Pursuant to our Bylaws, our Board of Directors may establish committees of one or more directors from time-to-time, as it deems appropriate.  Our common stock is quoted on the OTC Bulletin Board under the symbol “MDAV.” The OTC Bulletin Board does not maintain any standards requiring us to establish or maintain an audit, nominating or compensation committee.  As of December 27, 2012, our Board of Directors does not maintain any audit, nominating or compensation committee, or any other committees.  The Company does not have an audit committee financial expert.

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

The Company believes that during its most recent fiscal year ended September 30, 2012, its executive officers, directors and greater than 10% stockholders complied with the filing requirements under Section 16(a), except that Mr. Medley, filed a Form 4 late in connection with his gift in November 2011 of 360,000 shares

Item 11.

Executive Compensation.

Summary Compensation Table.

The following table sets forth certain information concerning the compensation for services rendered to us in all capacities for the fiscal years ended September 30, 2012 and 2011 of all persons who served as our principal executive officer and principal financial officer during the fiscal year ended September 30, 2012.  No other executive officers earned annual compensation during the fiscal year ended September 30, 2012 that exceeded $100,000.  The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 09/30	Salary Paid or Accrued ($)	Bonus Paid or Accrued ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Parrish Medley President, CEO, Interim CFO Chairman (Principal Executive and Interim Principal Financial Officer)	2012 2011	96,000 72,000	0 0	0 0	0 0	0 0	96,000 72,000

Equity Awards

There were no options, warrants or other security awards outstanding as of September 30, 2012.

Compensation of Directors

With the exception of Mr. Rice, a former director who resigned in February 2012, no director has received compensation for his services as a director.  During April 2011, Mr. Rice was appointed as a member of the Company’s Board of Directors.  In consideration for his services, Mr. Rice was entitled to receive 2,500 shares of the Company’s common stock on a quarterly basis, beginning on May 16, 2011, which shares were to be issued in arrears provided that Mr. Rice was still a member of the Board on the issuance date.  Concurrent with the end of the term of Mr. Rice’s employment agreement and his resignation as Chief Financial Officer, Mr. Rice was granted the total 10,000 shares of common stock owed to him for his services as a director.  The shares were valued at the prevailing market rates during the time in which they were earned or $7,325.

Employment Agreements

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 27, 2012 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our named executive officers identified in the "Summary Compensation Table" under "Executive Compensation" in this Annual Report who was still serving in such capacity on December 27, 2012 and each of our directors and (c) by all executive officers and directors of the Company as a group.  As of December 27, 2012, there were 9,284,117 shares of our common stock issued and outstanding.  We believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Named Executive Officer and Directors:

Parrish Medley, CEO, Interim CFO and Chairman of the Board (9426 Dayton Way, Beverly Hills, CA 90210)	750,000	8.1%

All Named Executive Officers and Directors as a group (1 persons)	750,000	8.1%
Owners of More Than 5% of Common Stock
Carlo Mondavi (9426 Dayton Way, Beverly Hills, CA 90210)	1,875,000(2)	20.2%
Peter Kim (4411 Dundee Drive, Los Angeles, CA 90027)	800,000	8.6%
TZA, LLC (2907 Motor Ave., Los Angeles, CA 90064)	500,000	5.4%

(1)

For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities.  Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of December 27, 2012.

(2)

Represents shares registered to Carlo C. Mondavi, Trustee of the Carlo C. Mondavi 2011 Separate Property Trust dated May 17, 2011.

Equity Compensation Plans

We have no equity compensation plans as of the date of this report.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On January 25, 2011, the Company entered into a consulting agreement with Carlo Mondavi, former Chairman of the Board of Directors of the Company.  The consulting agreement was effective retroactively to January 1, 2011.  During May 2012, Mr. Mondavi resigned as Chairman of the Board of Directors.  Under the consulting agreement, Mr. Mondavi was initially entitled to be paid $8,000 per month.   Since May 2012, Mr. Mondavi has been providing consulting services to the Company on an “as needed” basis to the Company.  As of the date of this Annual Report, the consulting agreement has been terminated.

Promoters and Certain Control Persons

None.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by LBB & Associates Ltd., LLP, our current auditors, for the fiscal years ended September 30, 2012 and 2011:

	Fiscal year ended September 30, 2012	Fiscal year ended September 30, 2011
Audit Fees	$33,010	$28,840
Audit Related Fees	$0	$0
All Other Fees	$0	$0

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

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

See pages F-1 through F-12 in this report for the following information:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of Stockholders’ Equity

Notes to Financial Statements

(b)

Exhibits

INDEX TO EXHIBITS

Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2 3.3	Certificate of Change Pursuant to NRS 78.209 (2) Bylaws (6)
4.1	Form of Class A Redeemable Warrant issued in January 2011 by the Company to investors. (3)
4.2 4.3 10.1

Form of Convertible Promissory Note of the Company., Issued in July 2012.(4)

Form of Warrant to Purchase Shares of Common Stock of the Company, Issued in July 2012.(4)

Form of Indemnification Agreement entered into between the Company and its executive officers and directors. (5)

10.2	Form of Securities Purchase Agreement entered into in January 2011 by the Company and investors. (3)
10.3	Employment Agreement, dated January 25, 2011, between Parrish Medley and the Company. (3)
10.4	Consulting Agreement, dated January 25, 2011, between Carlo Mondavi and the Company. (3)
10.5	Industrial/Commercial Multi-Tenant Lease, dated January 18, 2011, between Resco LP and the Company. (3)
10.6	Employment Agreement, effective as of February 15, 2011, between J. Bernard Rice and the Company. (6)
10.7	Form of Subscription Agreement of the Company. (4)
10.8	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated July 6, 2012, between Resco, LP and the Company**
14.1	Code of Ethics (7)
31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

__________________________

**

Filed herewith.

(1)

Filed as an exhibit to our registration statement on Form S-1 filed December 31, 2008 and incorporated herein by this reference.

(2)

Filed as an exhibit to our quarterly report on Form 10-Q filed May 15, 2012 and incorporated herein by this reference.

(3)

Filed as an exhibit to our quarterly report on Form 10-Q filed February 14, 2011 and incorporated herein by this reference.

(4)

Filed as an exhibit to our current report on Form 10-Q filed August 14, 2012 and incorporated herein by this reference.

(5)

Filed as an exhibit to our current report on Form 8-K filed January 31, 2011 and incorporated herein by this reference.

(6)

Filed as an exhibit to our annual report on Form 10-K filed January 6, 2012 and incorporated herein by this reference.

(7)

Filed as an exhibit to our annual report on Form 10-K filed November 16, 2009 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 27, 2012	DAVI LUXURY BRAND GROUP, INC. By: /s/ Parrish Medley Parrish Medley President, Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

December 27, 2012	By: /s/ Parrish Medley Parrish Medley, Sole Director, President, Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)