Form 10-Q
period 2012-12-31
DAVI LUXURY BRAND GROUP, INC.
filed 2013-02-13
CIK 1450552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [_] Accelerated Filer [_]

Non-accelerated filer [_] Smaller reporting company [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 13, 2013 the issuer had 9,284,117 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

DAVI LUXURY BRAND GROUP, INC.

For the quarter ended December 31, 2012

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

DAVI LUXURY BRAND GROUP, INC.
BALANCE SHEETS

	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS

Current assets:
Cash	$382,360	$346,699
Accounts receivable, net	156,433	207,376
Inventory, net	72,969	74,534
Other current assets	7,132	2,192
Total current assets	618,894	630,801

Property and equipment, net	22,568	18,442
Trademarks	50,000	50,000
Security deposit	21,600	21,600

Total assets	$713,062	$720,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$84,515	$74,584
Accounts payable - related party	142,000	138,000
Deferred revenue	241,945	235,640
Convertible debt, net	10,000	5,000
Total current liabilities	478,460	453,224

Total liabilities	478,460	453,224

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 9,284,117 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	9,284	9,284
Additional paid-in capital	1,034,148	1,034,148
Accumulated deficit	(808,830)	(775,813)

Total stockholders’ equity	234,602	267,619

Total liabilities and stockholders’ equity	$713,062	$720,843

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2012	2011

Sales:
Royalty revenues	$127,183	$101,846
Product sales	27,478	9,862
Total sales	154,661	111,708

Cost of goods sold	6,886	3,556

Gross profit	147,775	108,152

Costs and expenses:
Wages and professional fees	79,218	143,249
Product development	1,640	15,000
General and administrative	94,531	46,439
Total costs and expenses	175,389	204,688

Loss from operations	(27,614)	(96,536)

Other expenses:
Interest expense	(5,403)	-
Derivative expense	-	(3,521)
Total other expenses	(5,403)	(3,521)

Net loss	$(33,017)	$(100,057)

Weighted average number of common shares outstanding - basic and diluted	9,284,117	7,509,000

Net loss per share - basic and diluted	$(0.00)	$(0.01)

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net loss	$(33,017)	$(100,057)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,699	4,332
Stock based compensation	-	525
Amortization of debt discount	5,000	-
Derivative expense	-	3,521
Changes in operating assets and liabilities
Accounts receivable	50,943	(79,598)
Inventory	1,565	(56,245)
Other current assets	(4,940)	40,461
Accounts payable and accrued expenses	9,931	27,226
Accounts payable - related parties	4,000	13,000
Deferred revenue	6,305	83,005

Net cash provided by (used in) operating activities	44,486	(63,830)

Cash flows from investing activities
Purchase of fixed assets	(8,825)	-

Net cash used in investing activities	(8,825)	-

Net change in cash	35,661	(63,830)

Cash, beginning of period	346,699	121,193

Cash, end of period	$382,360	$57,363

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Note 1 ORGANIZATION AND NATURE OF OPERATIONS

Davi Luxury Brand Group, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on July 26, 2007.  The Company is a skin care/cosmetics business that offers a series of all-natural grape-based luxury branded skin care products marketed under the “Davi Skin”, “Davi” and “Davi Napa” brand names. The Company is currently targeting high-end luxury hotels and resorts, and in-flight and duty-free shops in order to establish our brand as a luxury product used in first class locations. The Company’s goal is to expand our sales efforts to upscale department stores, specialty retailers, prestige hotels, salons and spas. The Company receives royalty revenues through the licensing of its products. In addition, we have made our Le Grand Cru Face Cream and other products available for sale through our www.daviskin.com website and plan to offer more of our products online as they are developed.

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2012, and the results of operations and cash flows for the three months ended December 31, 2012 and 2011. The adjustments made are of a normal recurring nature. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2012, which are included in our Annual Report on Form 10-K, and the "risk factors" described therein.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2012, the Company had not yet achieved profitable operations, has an accumulated deficit of $808,830 since its inception, has working capital of $140,434, and expects to incur further losses in the deployment of its business plan, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by continuing to receive royalty revenues and by additional equity financing and/or related party advances. However, there is no assurance of additional funding being available.

Note 3 RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, the Company’s Chief Executive Officer and the Company’s former Chairman of the Board of Directors agreed to accrue a portion of the amounts owed to them under their employment and consulting agreements. As of December 31, 2012, the Company owed $142,000 for such accrued wages.

Note 4 CUSTOMER CONCENTRATIONS

During the three months ended December 31, 2012 and 2011, 71% and 73%, respectively, of our sales were generated from royalty revenues under a license agreement to provide DAVI branded products to passengers of Korean Air. The Company’s reliance on this licensing agreement makes us vulnerable to the risk of a near-term severe impact. Should the licensee terminate the license agreement, our financial condition could be materially and adversely affected, and our on-going operations could be severely hampered.

Note 5 CONVERTIBLE DEBT

On July 12, 2012, the Company issued a Convertible Promissory Note in the principal amount of $20,000 (the “Convertible Note”) to an accredited investor (the “Holder”). The Convertible Note bears interest at 8% per annum and is due in full on June 30, 2013 (the “Maturity Date”). The Holder of the Convertible Note may at any time prior to the Maturity Date convert the outstanding principal balance of the Convertible Note together with all accrued and unpaid interest into shares of our common stock at a conversion price equal to $0.10 per share (subject to applicable antidilution adjustments). The number of shares of common stock that may be acquired by the Holder upon any conversion of the Convertible Note is to be limited to the extent necessary to insure that, following such conversion, the total number of shares of our common stock owned by the Holder does not exceed 9.9% of the total number of issued and outstanding shares of our common stock.

As an incentive to purchase the Convertible Note, we issued the Holder a warrant to purchase 250,000 shares of our common stock at a price of $0.10 per share. The warrant became exercisable at any time beginning January 1, 2013 and expires on June 30, 2013. The relative fair value of the warrant was estimated to be $16,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 385%, risk-free interest rate 0.2%, and expected life of 1 year.

The intrinsic value of the embedded beneficial conversion feature of the Convertible Note and the warrant was determined to be $20,000. The intrinsic value of $20,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount is amortized over the term of the Convertible Note and charged to interest expense. As of December 31, 2012, the discount on the Convertible Note totaled $10,000, and for the three months ended December 31, 2012, interest expense related to such amortization totaled $5,000.

We reviewed the Convertible Note for evidence of embedded derivative instruments, which may be required to be bifurcated from the associated host instrument and accounted for separately as derivative instrument liabilities. Based on this review we noted no such embedded derivative instruments and concluded that the Convertible Note was conventional convertible debt.

Note 6 EQUITY

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to accredited investors.

A summary of the Company’s warrants activity and related information for the three months ended December 31, 2012 is provided below:

Warrant Activity Table:

Number of
Warrants

Outstanding and exercisable at September 30, 2012	365,000
Warrants exercised	-
Warrants granted	-
Warrants expired	(115,000)
Outstanding at December 31, 2012	250,000

Warrants Outstanding Table:

Stock Warrants as of December 31, 2012
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable

$0.10	250,000	0.50	-

Note 7 COMMITMENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Quarterly Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans to develop, market and sell new skincare products, and implement our growth strategy, any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. These statements by their nature involve substantial risks and uncertainties, such as our ability to establish our business and develop, market and sell new skincare products, and implement our growth strategy, certain of which are beyond our control.  Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the "SEC"). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are included in our Annual Report on Form 10-K, and the "risk factors" described therein, and elsewhere in this Quarterly Report.

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company,” and “our Company” refer to Davi Luxury Brand Group, Inc., a Nevada corporation.

Organizational History

Davi Luxury Brand Group, Inc. was incorporated in the State of Nevada on July 26, 2007 under the name “Dafoe Corp.” The Company is a skin care/cosmetics business that offers a series of all-natural grape-based luxury branded skin care products marketed under the “Davi Skin”, “Davi” and “Davi Napa” brand names. We own all of the rights to the “Davi Skin” brand, logo, website address and other marketing rights. The Company receives sales and royalty revenues through the sale and licensing of our products. During January 2011, we changed our name to “Davi Luxury Brand Group, Inc.” and moved our executive offices from Carson City, Nevada, to Beverly Hills, California.

On May 10, 2012, we effected a reverse stock split of our outstanding shares of common stock on a 1-for-10 basis (the "Reverse Split") and a corresponding decrease in the number of shares of our common stock that we are authorized to issue. All common stock and per share information (other than par value) contained in this Quarterly Report has been adjusted to reflected the foregoing stock split.

Plan of Operation and Current Business

We have developed and are expanding our skin care line/cosmetics business based on a series of grape and botanical-based luxury branded skin care products marketed under the “DAVI”, “DAVI SKIN” and “DAVI NAPA” brand names. We intend to develop, manufacture and market a line of high quality skin care products that are sold as prestige products principally through limited distribution channels to complement the images associated with the DAVI, DAVI SKIN and DAVI NAPA brands. We are currently targeting high-end luxury hotels and resorts, and in-flight and duty-free shops in order to establish our brand as a luxury product used in first class locations. Our goal is to expand the targeted scope of our sales efforts to upscale department stores, specialty retailers, prestige hotels, salons and spas. In addition, we have made our Le Grand Cru Face Cream and other products available for sale through our www.daviskin.com website and plan to offer more of our products online as they are developed.

Current Operations and Business Arrangements.

Since having begun our new business in January 2011, and in accordance with our business plan, we have commenced selling DAVI branded luxury skin care products through the following arrangements:

Peninsula Hotels. In January 2011, we entered into an agreement with Gilchrist & Soames to provide Peninsula Hotels with our DAVI, DAVI SKIN and DAVI NAPA branded in-room skin care and related amenities. The Peninsula Hotel chain purchases our DAVI, DAVI SKIN and DAVI NAPA branded products directly from our manufacturer and pays us a fee for each product purchased. The DAVI, DAVI SKIN and DAVI NAPA products are provided by all of the Peninsula Hotels to their hotel clients as in-room amenities. The Peninsula Hotel chain currently uses these products at all of its nine existing Peninsula Hotels worldwide.

Korean Air--In Flight Amenities. In January 2011, we also entered into a multi-year agreement to be the exclusive First Class and Business Class in-flight amenity provider for all Korean Air flights worldwide. Korean Air commenced providing DAVI and DAVI NAPA branded amenity travel bags that contain DAVI skin care products to its First and Business Class passengers in May 2011. These products are currently available on all Korean Air flights. Korean Air purchases the DAVI and DAVI NAPA amenity products directly from our manufacturer and we receive a royalty fee for those products.

Korean Air--Direct Product Sales. In November 2011, we launched a sales program to sell our Le Grand Cru face cream directly to Korean Air’s passengers. Korean Air has added our Davi Le Grand Cru luxury face cream to the products that it offers for sale on board its flights. In addition, Korean Air has also included our Davi Le Grand Cru luxury face cream in the SKY SHOP Magazine that is distributed to all passengers on its flights, and now offers our Davi Le Grand Cru face cream for sale on Korean Air’s on-line shop (www.cyberskyshop.com). Korean Air purchases these products directly from us.

On-Line Sales. We currently maintain our corporate website at www.daviskin.com. During July 2011 we launched our e-commerce initiative on that website by offering for sale our Davi Le Grand Cru luxury face cream. Since that time, we have added our Vine Fresh SPF 15 Lotion, Moscato Purifying Cleanser and Harvest Mist Toner to our product lineup. We anticipate that we will include additional products on our website during 2013.

LGHH License Agreement. On September 4, 2012, we entered into a Brand and Trademark License Agreement (the “LGHH License Agreement”) with LG Household and Health Care, Ltd. (“LGHH”). Under the LGHH License Agreement, we granted LGHH an exclusive license to manufacture, sell, market and distribute in Korea, Japan, China and other Asian markets DAVI branded women's and men's skin care, cosmetics, hair care and other products. Under the 10-year LGHH License Agreement, LGHH has agreed to pay us a royalty based on the DAVI branded products that it sells in the licensed territory, although LGHH has no obligation under the LGHH License Agreement to sell any products. LGHH has commenced development of DAVI licensed products, but no such products have yet been commercially released.

Results of Operations

Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011

Our revenues for the three months ended December 31, 2012 (“Q1 2013”) increased by 38% compared with our revenues for the three months ended December 31, 2011 (“Q1 2012”), while operating expenses in Q1 2013 decreased by 14%. Our net loss in Q1 2013 is approximately 67% lower than it was in Q1 2012.

The following table represents our statements of operations for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012		2011
	$	% of Revenues	$	% of Revenues
Sales:
Royalty revenues	$127,183	82%	$101,846	91%
Product sales	27,478	18%	9,862	9%
Total sales	154,661	100%	111,708	100%

Cost of goods sold	6,886	4%	3,556	3%

Gross profit	147,775	96%	108,152	97%

Costs and expenses:
Wages and professional fees	79,218	51%	143,249	128%
Product development	1,640	1%	15,000	13%
General and administrative	94,531	61%	46,439	42%

Total costs and expenses	175,389	113%	204,688	183%

Loss from operations	(27,614)	(17%)	(96,536)	(86%)

Other expenses:
Interest expense	(5,403)	(3%)	-	-%
Derivative expense	-	-%	(3,521)	(3%)

Total other expenses	(5,403)	(3%)	(3,521)	(3%)

Net loss	$(33,017)	(20%)	$(100,057)	(89%)

Sales

Royalty revenues generated during Q1 2013 and Q1 2012 were the result of royalty agreements we entered into during early 2011 for the sale of DAVI branded skin care products to Peninsula Hotels for use by their hotel clients as in-room amenities, and to Korean Air as on-board amenities for use by Korean Air’s First Class and Business Class passengers. During Q1 2013 we generated approximately $127,000 of royalty revenues from DAVI branded products sold to the Peninsula Hotels and Korean Air, as compared to approximately $102,000 of royalty revenues during Q1 2012. The net increase of royalty revenues during Q1 2013 as compared to Q1 2012 is principally the result of Korean Air purchasing more “DAVI” branded skin care products. Additionally, sales to Korean Air of our products for re-sale on-board its flights to its passengers and through its Skyshop Magazine have increased during Q1 2013. We recognized approximately $23,000 of revenues during Q1 2013, which had previously been deferred, related to sales of our Le Grand Cru face cream on consignment to Korean Air for re-sale on-board and through its SKY SHOP Magazine. Sales of our DAVI NAPA skin care products through our on-line store, www.daviskin.com, totaled approximately $4,500 in Q1 2013, compared to approximately $1,800 in Q1 2012. We intend to offer additional products on our website during 2013.

Cost of Goods Sold

Cost of goods sold during Q1 2013 totaled approximately $7,000 of which $4,500 relates to sales commissions paid on the purchase by Korean Air of our Le Grand Cru Face cream for re-sale on-board and through its SKY SHOP Magazine. The balance of the cost of goods sold during Q1 2013, as well as during Q1 2012, relates to the cost of our skin care products sold to Korean Air for re-sale in its SKY SHOP Magazine and its on-line shop. Since both Peninsula Hotels and Korean Air purchase the DAVI branded hotel room amenities and skin care products directly from our manufacturer, we did not have any cost of goods sold relating to royalty payments made to us under our Peninsula Hotel and Korean Air agreements.

Wages and Professional Fees

Wages and professional fees totaling approximately $79,000 during Q1 2013 consisted primarily of accounting and legal fees incurred in connection with the preparation and filing with the SEC of our public company reports and wages payable to our Chief Executive Officer. The approximately 45% decrease of wages and professional fees incurred in Q1 2013 compared to such fees incurred in Q1 2012 is primarily attributable to the resignation in February 2012 of our former Chief Financial Officer and the termination as of November 2012 of our consulting arrangement with our former Chairman of the Board. We anticipate that we will have to hire additional employees and contractors as our Company grows.

Product Development

Product development costs incurred during Q1 2013 totaled approximately $2,000 and decreased 89% in comparison to such costs incurred in Q1 2012. The decrease results from the termination by us of an agreement we entered into in November 2011 with a professional skincare formulator to improve and enhance our existing skin care products and to develop additional skin care products. In exchange for these services, we agreed to make twelve monthly payments of $15,000 each. We have since redirected our focus on establishing our product line before moving forward with the skin care formulations, and are using the skincare formulator's services on an “as needed” basis.

General and Administrative Expenses

General and administrative expenses totaled approximately $95,000 and $46,000 during Q1 2013 and Q1 2012, respectively. The net increase in Q1 2013 of such costs, which consist primarily of our office rent expense, advertising in Korean Air’s SKY SHOP Magazine, travel costs primarily for marketing and business development trips to Asia, inventory storage costs, depreciation and various corporate and office expenses, is principally the result of increased outside services and marketing costs associated with our growing operations in Asia, and for the purpose of expanding the same.

Other Expenses

Other expenses for Q1 2013 totaled approximately $5,400 and consist primarily of the amortization of the beneficial conversion feature recognized on $20,000 of convertible debt and related warrants of the Company. Other expenses for Q1 2012 of approximately $3,500 are the result of a price protection feature included on 70,000 shares of common stock sold for $52,500 during August 2011 to an accredited investor pursuant to a stock purchase agreement. The price protection feature attached to the shares is accounted for as a derivative liability at the date of sale and adjusted to fair value through earnings at each reporting date. When the proceeds from the sale of the shares were received in August 2011, the Company recognized a derivative liability of $23,520, which approximated the fair value of the derivative on that date. At December 31, 2011, the approximate fair value of the derivative was $43,000, resulting in a derivative expense of approximately $3,500.

Net Loss

Our net loss in Q1 2013 and Q1 2012 totaled approximately $33,000 and $100,000, respectively. The substantial decrease in our net loss in Q1 2013 is primarily the result of increased royalty revenues and product sales and decreases in wages and professional fees, as discussed above.

Liquidity and Capital Resources

As of December 31, 2012, we had approximately $382,000 in cash, $237,000 of other current assets and working capital of $140,000 compared to approximately $347,000 in cash, $284,000 of other current assets and working capital of $177,577 as of September 30, 2012. Included in our cash balance as of December 31, 2012 was a non-refundable advance against future royalties of $250,000 (less foreign taxes withheld). To date, our operating activities have been primarily financed from the sales of our securities, stockholder advances, contributed capital and royalty payments received from sales of our skin care products to an international airline and a luxury hotel chain.

During Q1 2013, our net loss decreased to $33,000 compared to a net loss of $100,000 in Q1 2012. We had net cash provided by operating activities of $44,000 in Q1 2013 compared to net cash used in operating activities of $64,000. The increase in the net cash provided by operating activities resulted primarily from increases in proceeds received from our royalty agreement with Korean Air as well decreases in amounts owed for wages and consulting fees due to the resignations of our former Chief Financial Officer in February 2012 and our former Chairman of the Board in November 2012. As of December 31, 2012 we had approximately $156,000 in outstanding accounts receivable.

Net cash used in investing activities in Q1 2013 was $8,825 and consisted primarily of payments for leasehold improvements to our office space. The Company had no cash used in investing activities in Q1 2012.

The Company had no financing activities during Q1 2013 or Q1 2012.

The funding raised to date, together with the royalty and product sales revenues we received and expect to receive from Korean Air, the Peninsula Hotel chain, LGHH, and other anticipated future revenues we expect to generate from sales of our skin care products through other channels are expected to be sufficient to fund our working capital needs for the next twelve months. However, additional sources of revenues may be needed to enable us to implement our business plan or to otherwise continue to grow. Accordingly, we expect to have to raise additional financing to fund all of our expected additional product manufacturing costs and other anticipated expenditures related to the roll-out of our retail products. Our business plan also calls for us to market our products through other distribution channels, which will require us to incur additional marketing expenses. We expect to have to raise additional funds to fund our retail sales and online marketing initiatives and to be able to engage in other distribution activities.

We presently do not have any available credit, bank financing or other external sources of liquidity. Currently, our only source of revenues is derived from the agreements that we have entered into with Korean Air and the Peninsula Hotels. Sales of our skincare products to Korean Air and the Peninsula Hotels since the inception of the agreements through December 31, 2012 resulted in approximately $760,000 of royalty revenue and $81,000 of product sales. Both arrangements may be terminated at any time. Further, although we have recently entered into a license agreement with LGHH, as of the date of this Quarterly Report, no products have been developed or sold in connection with this agreement. Accordingly, our ability to continue to receive revenues in the future from our principal sources of current revenues is uncertain. Should any or all of these revenue sources terminate their arrangements with us, our financial condition could be materially and adversely affected, and our on-going operations could be severely hampered. Additionally, our general and administrative expenses are expected to increase, and we may have to incur additional product branding and marketing expenses to further promote our business plan. As a result, despite our sale of an aggregate of $782,500 of common stock through December 31, 2012, we believe that we will have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

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

Critical accounting policies and estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended September 30, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management (consisting of our Chief Executive Officer, who also served as our interim Chief Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on that evaluation, our management concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal controls over financial reporting during the three months ended December 31, 2012. Such internal control weaknesses, in the aggregate, represent material weaknesses, including: (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema
101.CAL(1)	XBRL Taxonomy Extension Calculation
101.LAB(1)	XBRL Taxonomy Extension Label
101.LAB(1)	XBRL Taxonomy Extension Label
101.PRE(1)	XBRL Taxonomy Extension Presentation

 __________________________

**	Filed herewith.
(1)	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2013	DAVI LUXURY BRAND GROUP, INC. By: /s/ PARRISH MEDLEY Parrish Medley President, Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)