Form 10-Q
period 2013-03-31
DAVI LUXURY BRAND GROUP, INC.
filed 2013-05-15
CIK 1450552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2013 the issuer had 13,665,917 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

1

DAVI LUXURY BRAND GROUP, INC.

For the quarter ended March 31, 2013

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

DAVI LUXURY BRAND GROUP, INC.
BALANCE SHEETS
(Unaudited)

	March 31, 2013	September 30, 2012

ASSETS

Current assets:
Cash	$413,476	$346,699
Accounts receivable, net	101,750	207,376
Inventory, net	7,234	74,534
Other current assets	150	2,192
Total current assets	522,610	630,801

Property and equipment, net	39,473	18,442
Security deposit	10,810	21,600
Trademarks	50,000	50,000

Total assets	$622,893	$720,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$50,607	$74,584
Accounts payable - related party	7,000	138,000
Deferred revenue	224,655	235,640
Convertible debt, net	-	5,000
Total current liabilities	282,262	453,224

Total liabilities	282,262	453,224

Commitments

Stockholders’ equity:

Common stock, $0.001 par value; 75,000,000 shares authorized; 10,665,917 and 9,284,117 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	10,666	9,284
Additional paid-in capital	1,327,783	1,034,148
Accumulated deficit	(997,818)	(775,813)

Total stockholders’ equity	340,631	267,619

Total liabilities and stockholders’ equity	$622,893	$720,843

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012

Sales
Royalty revenues	$101,750	$63,939	$228,933	$165,785
Product sales	24,047	14,193	51,525	24,054
Total sales	125,797	78,132	280,458	189,839

Cost of goods sold	1,179	999	8,065	4,554

Gross profit	124,618	77,133	272,393	185,285

Costs and expenses:
Wages and professional fees	170,895	71,770	250,598	215,019
Product development	-	5,920	1,640	20,920
General and administrative	132,285	45,447	226,331	91,886

Total costs and expenses	303,180	123,137	478,569	327,825

Loss from operations	(178,562)	(46,004)	(206,176)	(142,540)

Other income (expense)
Interest expense	(10,426)	-	(15,829)	-
Derivative income (expense)	-	3,451	-	(70)

Net loss	$(188,988)	$(42,553)	$(222,005)	$(142,610)

Weighted average number of common shares outstanding - basic and diluted	9,476,539	7,568,176	9,379,271	7,538,426

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.02)

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(222,005)	$(142,610)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,283	8,359
Stock based compensation	156,837	1,350
Amortization of debt discount	15,000	-
Derivative expense	-	70
Changes in operating assets and liabilities
Accounts receivable	105,626	47,981
Inventory	67,300	(62,978)
Other current assets	2,042	41,839
Accounts payable and accrued expenses	(22,797)	(4,782)
Accounts payable - related parties	(39,000)	26,000
Deferred revenue	(10,985)	71,240

Net cash provided by (used in) operating activities	61,301	(13,531)

Cash flows from investing activities
Return of security deposit	10,790	-
Purchase of fixed assets	(30,314)	-

Net cash used in investing activities	(19,524)	-

Cash flows from financing activities
Proceeds from sale of stock	25,000	-

Net cash provided by financing activities	25,000	-

Net change in cash	66,777	(13,531)

Cash, beginning of period	346,699	121,193

Cash, end of period	$413,476	$107,662

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash flow investing and financing activities:
Common stock issued for accrued wages and bonus	$92,000	$-
Conversion of note payable into common stock	$21,180	$-

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 1 ORGANIZATION AND NATURE OF OPERATIONS

Davi Luxury Brand Group, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on July 26, 2007.  The Company is a skin care/cosmetics business that offers a series of all-natural grape-based luxury branded skin care products marketed under the “Davi Skin”, “Davi” and “Davi Napa” brand names. The Company is currently targeting high-end department stores, luxury hotels, and in-flight and duty-free shops of global, luxury airlines in order to establish our brand as a luxury product used in first class locations. The Company’s goal is to expand the targeted scope of our sales efforts with respect to upscale department stores and specialty retailers. The Company receives royalty revenues through the licensing of its products. In addition, we intend to have our Le Grand Cru collection of products available for sale through our www.daviskin.com website by the end of the fourth fiscal quarter, and further expect to offer additional products online during the remainder of the current fiscal year.

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of operations and cash flows for the three and six months ended March 31, 2013 and 2012. The adjustments made are of a normal recurring nature. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2012, which are included in our Annual Report on Form 10-K, and the "risk factors" described therein.

Note 3 RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, Parrish Medley, the Company’s Chief Executive Officer, and Carlo Mondavi, the Company’s former Chairman of the Board of Directors, agreed to accrue a portion of the amounts owed to them under their employment and consulting agreements. As of March 31, 2013, the Company owed $7,000 for such accrued wages. Additionally, effective March 1, 2013, Mr. Medley's salary was increased from $96,000 per annum to $144,000 per annum. Refer to Note 6 for a discussion of additional transactions between the Company and Mr. Medley during the three months ended March 31, 2013.

On March 11, 2013, the Company entered into a new consulting agreement with Carlo Mondavi, a shareholder and former Chairman of the Board, to provide various services for the Company related to the development and marketing of its products, the Company’s public image, its brand recognition and other public relation matters (the “Agreement”). The Agreement supersedes all prior and existing negotiations and agreements between the Company and Mr. Mondavi and both parties agreed that Mr. Mondavi’s previous consulting agreement with the Company has been terminated and that neither party has any financial obligation to the other party under the previous agreement. In accordance with the Agreement, Mr. Mondavi is to be paid $5,000 per month, plus reasonable out-of-pocket expenses. The Agreement expires on March 11, 2015 unless terminated earlier by either party upon 30 days written notice.

Note 4 CUSTOMER CONCENTRATIONS

During the three and six months ended March 31, 2013, 67% and 70%, respectively, of our sales were generated from royalty revenues under a license agreement to provide DAVI branded products to passengers of Korean Air. During the three and six months ended March 31, 2012, 67% and 70%, respectively, of our sales were generated from these royalty revenues. The Company’s reliance on this licensing agreement makes us vulnerable to the risk of a near-term severe impact. Should the licensee terminate the license agreement, our financial condition could be materially and adversely affected, and our on-going operations could be severely hampered.

Note 5 CONVERTIBLE DEBT

On July 12, 2012, the Company issued a Convertible Promissory Note in the principal amount of $20,000 (the “Convertible Note”) to an accredited investor (the “Holder”). The Convertible Note bears interest at 8% per annum and is due in full on June 30, 2013. On March 25, 2013 the Holder converted the note and all accrued and unpaid interest into 211,800 shares of common stock at a conversion price of $0.10 per share.

Upon conversion of the Convertible Note the remaining note discount was expensed resulting in $10,000 and $15,000 charged to interest expense for the three and six months ended March 31, 2013.

Note 6 EQUITY

Common Stock

Effective as of March 6, 2013, the Company entered into a stock purchase agreement with a single accredited investor for the sale of 250,000 shares of common stock, resulting in proceeds of $25,000.

Effective as of February 28, 2013, in order to preserve cash, we issued to Mr. Medley 720,000 shares of our common stock, valued at $0.10 per share, in lieu and in payment in full of $72,000 of accrued but unpaid salary that the Company owed Mr. Medley under his employment agreement with the Company.  Moreover, in recognition of Mr. Medley's services during fiscal 2012, the Company issued to Mr. Medley 200,000 shares of our common stock valued at the grant date fair market value of $20,000 as a performance bonus.

Stock Options

Effective as of February 28, 2013, the Company granted Mr. Medley a three-year non-qualified stock option to purchase up to 1,600,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The option will vest and become exercisable only if, and to the extent, the Company achieves the following milestones related to the Company’s trademark products (“Davi Products”):  (i) 400,000 shares of the option vested on the date that a recent licensee commercially released a Davi Product in Asia; (ii) 400,000 shares of the option will vest when certain licensed sales of Davi Products exceed $2,000,000; (iii) 400,000 shares of the option will vest when certain licensed sales of Davi Products exceed $5,000,000; and (iv) 400,000 shares of the option will vest on the date that we commercially launch any Davi Product in the U.S., other than on our website; provided, in each case, that Mr. Medley remains in our continuous employ through such vesting date, and the option is on the other terms set forth in our stock option agreement with Mr. Medley.

The relative fair value of the option at the date of grant was estimated using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 333%, risk-free interest rate 0.69%, and expected life of 3 years and is included in stock based compensation in the accompanying statement of operations.

The Company recognizes option expense ratably over the vesting periods. For the three months ended March 31, 2013, the Company recorded compensation expense related to options of $49,335. As of March 31, 2013, there was $110,037 of unrecognized compensation cost related to unvested stock options.

A summary of the Company’s option activity and related information for the six months ended March 31, 2013 is provided below:

Stock Option Activity Table:

Number of
Options

Outstanding at September 30, 2012	-
Options exercised	-
Options granted	1,600,000
Options expired	-
Outstanding at March 31, 2013	1,600,000

Options Outstanding Table:

Stock Options as of March 31, 2013
Exercise	Options	Remaining	Options
Price	Granted	Life (Years)	Exercisable

$0.10	1,600,000	2.917	400,000

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to accredited investors and consultants as compensation for services rendered. A summary of the Company’s warrants activity and related information for the six months ended March 31, 2013 is provided below:

On March 26, 2013, the Company issued to a consultant a thirteen-month warrant to purchase up to an aggregate of 650,000 shares of common stock at an exercise price of $0.10 per share. The Company issued the warrant as consideration for business development services provided. The fair value of the warrant was estimated to be $56,798 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 306%, risk-free interest rate 0.14%, and expected life of 13 months and is included in stock based compensation in the accompanying statement of operations.

Warrant Activity Table:

Number of
Warrants

Outstanding and exercisable at September 30, 2012	365,000
Warrants exercised	-
Warrants granted	650,000
Warrants expired	(115,000)
Outstanding at March 31, 2013	900,000

Warrants Outstanding Table:

Stock Warrants as of March 31, 2013
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable

$0.10	900,000	0.85	900,000

On April 12, 2013, we issued to two consultants two-year warrants to purchase up to an aggregate of 300,000 shares of common stock at an exercise price of $0.10 per share. On April 26, 2013, we issued to a consultant a two-year warrant to purchase up to an aggregate of 50,000 shares of common stock at an exercise price of $0.10 per share. The Company issued the warrants to the consultants for business development services provided.  The warrants are exercisable at any time. The fair value of the warrants was estimated to be $50,704 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 306%, risk-free interest rate 0.2%, and expected life of 2 years and is included in stock based compensation in the accompanying statement of operations. Refer to Note 8 regarding additional warrants issued subsequent to March 31, 2013.

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

Note 8 SUBSEQUENT EVENTS

On April 12, 2013, the Company entered into a stock purchase agreement with a single accredited investor for the sale of 1,000,000 shares of common stock, resulting in proceeds of $100,000.

On April 30, 2013, we sold 1,000,000 shares of common stock to an accredited investor for proceeds of $100,000, and on May 1, 2013, we sold an additional 1,000,000 shares of common stock to a second accredited investor for proceeds of $100,000. Our subscription agreement in this offering provides that any investor who purchases $100,000 or more of shares of common stock also receives a warrant to purchase 25% of the number of shares of common stock purchased by such investor. Accordingly, we also issued to each investor, for no additional consideration, a one-year warrant to purchase up to an aggregate of 250,000 shares of common stock at an exercise price of $0.10 per share. The warrants are exercisable at any time.

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

Plan of Operation and Current Business

We have developed and are expanding our skin care line/cosmetics business based on a series of grape and botanical-based luxury branded skin care products marketed under the “DAVI”, “DAVI SKIN” and “DAVI NAPA” brand names. Directly, or through our licensees, we have developed and currently market a line of high quality skin care products that are sold as prestige products principally through limited distribution channels to complement the images associated with the DAVI, DAVI SKIN and DAVI NAPA brands. We are currently targeting high-end department stores, luxury hotels, and in-flight and duty-free shops of global, luxury airlines in order to establish our brand as a luxury product used in first class locations. Our goal is to expand the targeted scope of our sales efforts with respect to upscale department stores and specialty retailers. In addition, we intend to have our Le Grand Cru collection of products available for sale through our www.daviskin.com website by the end of the fourth fiscal quarter, and further expect to offer additional products online during the remainder of the current fiscal year.

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

On-Line Sales. We currently maintain our corporate website at www.daviskin.com. During July 2011 we launched our e-commerce initiative on that website by offering for sale our Davi products. We currently do not offer any products for sale on our website as we are in transition to our refreshed, optimized Davi line of newly developed products. We intend to have our Le Grand Cru collection of products available for sale through our website by the end of the fourth fiscal quarter, and further expect that we will include other products on our website during the remainder of the current fiscal year.

LGHH License Agreement. On September 4, 2012, we entered into a Brand and Trademark License Agreement (the “LGHH License Agreement”) with LG Household and Health Care, Ltd. (“LGHH”). Under the LGHH License Agreement, we granted LGHH an exclusive license to manufacture, sell, market and distribute in Korea, Japan, China and other Asian markets DAVI branded women's and men's skin care, cosmetics, hair care and other products. Under the 10-year LGHH License Agreement, LGHH has agreed to pay us a royalty based on the DAVI branded products that it sells in the licensed territory. DAVI, in conjunction with LGHH, has developed a line of DAVI products, and LGHH has begun to commercially release such products in Seoul, Korea. The DAVI products that have been developed consist of the following:

Le Grand Cru Cream; Le Grand Cru Eye Cream; Le Grand Cru Concentrate Repair; Gel Oil Cleanser;
Cream Cleanser; Moist Foam Cleanser; Bright Exfoliating Peel; Fresh Clear Toner; Moisturizing Toner;
Blanc Luminous Toner; Anti-Oxidant Active Essence; Age Rejuvenating Serum; Moisture Revitalizing Serum; Blanc Luminous Serum; Enhancing Moist Emulsion; Age Rejuvenating Cream; Moisture Revitalizing Gel Cream; Moisture Revitalizing Cream; Age Rejuvenating Eye Cream; Blanc Luminous Spot Source; Overnight Nutritive Essence; Massage Treatment; and Blemish Balm Prime.

Results of Operations

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Our revenues for the three months ended March 31, 2013 (“Q2 2013”) increased by 61% compared with our revenues for the three months ended March 31, 2012 (“Q2 2012”).

The following table represents our statements of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	$	% of Revenues	$	% of Revenues
Sales:
Royalty revenues	$101,750	81%	$63,939	82%
Product sales	24,047	19%	14,193	18%
Total sales	125,797	100%	78,132	100%

Cost of goods sold	1,179	1%	999	1%

Gross profit	124,618	99%	77,133	99%

Costs and expenses:
Wages and professional fees	170,895	136%	71,770	92%
Product development	-	-%	5,920	8%
General and administrative	132,285	105%	45,447	58%

Total costs and expenses	303,180	241%	123,137	158%

Loss from operations	(178,562)	(142%)	(46,004)	(59%)

Other income (expenses):
Interest expense	(10,426)	(8%)	-	-%
Derivative income	-	-%	3,451	4%

Total other income (expenses)	(10,426)	(8%)	3,451	4%

Net loss	$(188,988)	(150%)	$(42,553)	(55%)

Sales

Royalty revenues generated during Q2 2013 and Q2 2012 were the result of royalty agreements we entered into during early 2011 for the sale of DAVI branded skin care products to Peninsula Hotels for use by their hotel clients as in-room amenities, and to Korean Air as on-board amenities for use by Korean Air’s First Class and Business Class passengers. During Q2 2013 we generated approximately $102,000 of royalty revenues from DAVI branded products sold to the Peninsula Hotels and Korean Air, as compared to approximately $64,000 of royalty revenues during Q2 2012. Additionally, sales to Korean Air of our products for re-sale on-board its flights to its passengers and through its Skyshop Magazine have increased during Q2 2013. We recognized approximately $17,000 of revenues during Q2 2013, which had previously been deferred, related to sales of our Le Grand Cru face cream on consignment to Korean Air for re-sale on-board and through its SKY SHOP Magazine, compared to $12,000 in Q2 2012. Sales of our DAVI NAPA skin care products through our on-line store, www.daviskin.com, totaled approximately $7,000 in Q2 2013, compared to approximately $2,000 in Q2 2012. We currently do not offer any products for sale on our website as we are in transition to our refreshed, optimized Davi line of newly developed products. We intend to have our Le Grand Cru collection of products available for sale through our website by the end of the fourth fiscal quarter. Further, since LGHH has begun releasing DAVI licensed products in Korea, in future periods, we may recognize royalty revenue from LGHH's sales of our products.

Cost of Goods Sold

Cost of goods sold during Q2 2013 remained relatively consistent with Q2 2012 and relates to the cost of our skin care products sold to Korean Air for re-sale in its SKY SHOP Magazine and its on-line shop. Since both Peninsula Hotels and Korean Air purchase the DAVI branded hotel room amenities and skin care products directly from our manufacturer, we did not have any cost of goods sold relating to royalty payments made to us under our Peninsula Hotel and Korean Air agreements.

Wages and Professional Fees

Wages and professional fees increased approximately 138% in Q2 2013 in comparison to Q2 2012 due primarily to the grant to our Chief Executive Officer during Q2 2013 of a stock option to purchase up to 1,600,000 shares of our common stock at an exercise price equal to $0.10 per share, resulting in an additional $49,335 of stock based compensation expense during the quarter. Additionally, nonrecurring services valued at approximately $108,000 were recognized for distributor relations and business development services primarily in connection with the LGHH License Agreement for which warrants were issued in March and April 2013. The remainder of wages and professional fees consist of wages payable to our Chief Executive Officer and accounting and legal fees incurred in connection with the preparation and filing with the SEC of our public company reports.

Product Development

We did not incur costs related to product development during Q2 2013. Based on the DAVI products that have been developed and are being marketed, we currently do not anticipate conducting significant additional product development activities during the remainder of the current fiscal year.

General and Administrative Expenses

General and administrative expenses totaled approximately $132,000 and $45,000 during Q2 2013 and Q2 2012, respectively. Such costs consist primarily of our office rent expense, travel costs primarily for marketing and business development trips to Asia, inventory storage costs, depreciation and various corporate and office expenses. The net increase in Q2 2013 of 191% is principally the result of approximately $65,000 of inventory containers and product written off during the quarter because of branding improvements, as well as an increase in travel expenses of approximately $20,000 resulting from trips to Asia related to the LGHH License Agreement and Korean Air.

Other Expenses

Other expenses for Q2 2013 totaled approximately $10,000 and consist of the write-off of the debt discount associated with the beneficial conversion feature on $20,000 of convertible debt and related warrants of the Company, as well as, interest expense associated with the convertible debt. On March 25, 2013, the debt and all accrued interest were converted into 211,800 shares of common stock. Accordingly, the related debt discount was eliminated. Other income for Q2 2012 was approximately $3,000.

Net Loss

Our net loss in Q2 2013 and Q2 2012 totaled approximately $189,000 and $43,000, respectively. The substantial increase in our net loss in Q2 2013 is primarily the result of stock based compensation expense resulting from the issuance of stock options and warrants, as well as, the write-off of certain inventory during the three months ended March 31, 2013, as discussed above.

Six Months Ended March 31, 2013 vs. Six Months Ended March 31, 2012

Our revenues for the six months ended March 31, 2013 increased by 48% compared with our revenues for the six months ended March 31, 2012.

The following table represents our statements of operations for the six months ended March 31, 2013 and 2012:

	Six Months Ended March 31,
	2013		2012
	$	% of Revenues	$	% of Revenues
Sales:
Royalty revenues	$228,933	82%	$165,785	87%
Product sales	51,525	18%	24,054	13%
Total sales	280,458	100%	189,839	100%

Cost of goods sold	8,065	3%	4,554	2%

Gross profit	272,393	97%	185,285	98%

Costs and expenses:
Wages and professional fees	250,598	89%	215,019	113%
Product development	1,640	1%	20,920	11%
General and administrative	226,331	81%	91,886	49%

Total costs and expenses	478,569	171%	327,825	173%

Loss from operations	(206,176)	(74%)	(142,540)	(75%)

Other income (expenses):
Interest expense	(15,829)	(5%)	-	-%
Derivative income (expense)	-	-%	(70)	(-%)

Total other income (expenses)	(15,829)	(5%)	(70)	(-%)

Net loss	$(222,005)	(79%)	$(142,610)	(75%)

Sales

Royalty revenues generated during the six months ended March 31, 2013 and 2012 were the result of royalty agreements we entered into during early 2011 for the sale of DAVI branded skin care products to Peninsula Hotels for use by their hotel clients as in-room amenities, and to Korean Air as on-board amenities for use by Korean Air’s First Class and Business Class passengers. During the six months ended March 31, 2013 we generated approximately $229,000 of royalty revenues from DAVI branded products sold to the Peninsula Hotels and Korean Air, as compared to approximately $166,000 of royalty revenues during the six months ended March 31, 2012. Additionally, sales to Korean Air of our products for re-sale on-board its flights to its passengers and through its Skyshop Magazine have increased during the six months ended March 31, 2013. We recognized approximately $40,000 of revenues during the six months ended March 31, 2013, which had previously been deferred, related to sales of our Le Grand Cru face cream on consignment to Korean Air for re-sale on-board and through its SKY SHOP Magazine, compared to $20,000 during the six months ended March 31, 2012. Sales of our DAVI NAPA skin care products through our on-line store, www.daviskin.com, totaled approximately $11,000 during the six months ended March 31, 2013, compared to approximately $4,000 during the six months ended March 31, 2012. As noted above, we currently do not offer any products for sale on our website as we are in transition to our refreshed, optimized Davi line of newly developed products. We intend to have our Le Grand Cru collection of products available for sale through our website by the end of the fourth fiscal quarter. Additionally, since LGHH has begun releasing DAVI licensed products in Korea, in future periods, we may recognize royalty revenue from LGHH's sales of our products.

Cost of Goods Sold

Cost of goods sold during the six months ended March 31, 2013 remained relatively consistent with the six months ended March 31, 2012 and relate to the cost of our skin care products sold to Korean Air for re-sale in its SKY SHOP Magazine and its on-line shop. Since both Peninsula Hotels and Korean Air purchase the DAVI branded hotel room amenities and skin care products directly from our manufacturer, we did not have any cost of goods sold relating to royalty payments made to us under our Peninsula Hotel and Korean Air agreements.

Wages and Professional Fees

Wages and professional fees increased 17% in the six months ended March 31, 2013 in comparison to the six months ended March 31, 2012 due primarily to 1,600,000 stock options granted to our CEO during the period as well as costs associated with distributor relations and business development services related primarily to the LGHH License Agreement for which warrants were issued in March and April 2013. These increases were offset by decreases in marketing and legal fees during the current period.

Product Development

Product development for the six months ended March 31, 2013 and 2012 totaled approximately $2,000 and $21,000, respectively. The costs incurred in 2012 related primarily to services provided by a professional skincare formulator to improve and enhance our existing skin care products and to develop additional skin care products. In exchange for these services, beginning in November 2011, we agreed to make twelve monthly payments of $15,000 each. We have since redirected our focus on establishing our product line before moving forward with the skin care formulations. Accordingly, we have terminated the agreement with the skincare formulator and are using their services on an “as needed” basis.

General and Administrative Expenses

General and administrative expenses totaled approximately $226,000 and $92,000 during the six months ended March 31, 2013 and 2012, respectively. Such costs consist primarily of our office rent expense, travel costs primarily for marketing and business development trips to Asia, inventory storage costs, depreciation and various corporate and office expenses. The increase during the six months ended March 31, 2013 is principally the result of approximately $65,000 of inventory containers and product written off during the period because of branding improvements, as well as an increase in travel expenses of approximately $37,000 resulting from trips to Asia related to the LGHH License Agreement and Korean Air.

Other Expenses

Other expenses for the six months ended March 31, 2013 totaled approximately $16,000 and consists of, the write-off of the debt discount associated with the beneficial conversion feature on $20,000 of convertible debt and related warrants of the Company, as well as, interest expense associated with the convertible debt. On March 25 2013, the debt and all accrued interest were converted into 211,800 shares of common stock. Accordingly, the related debt discount was eliminated. Other expense during the six months ended March 31, 2012 totaled $70.

Net Loss

Our net loss for the six months ended March 31, 2013 and 2012 totaled approximately $222,000 and $143,000, respectively. The increase in our net loss during the six months ended March 31, 2013 is primarily the result of stock based compensation expense resulting from the issuance of stock options and warrants, as well as, the write-off of certain inventory during the period which was then offset by increases in our royalty revenues and product sales, as discussed above.

Liquidity and Capital Resources

As of March 31, 2013, we had approximately $413,000 in cash, $109,000 of other current assets and working capital of $240,000 compared to approximately $347,000 in cash, $284,000 of other current assets and working capital of $178,000 as of September 30, 2012. Since March 31, 2013, we have received an additional $300,000 from the sale of our shares of common stock to three investors. To date, our operating activities have been primarily financed from the sales of our securities and royalty payments received (i) as advances against future sales, and (ii) from sales of our skin care products to an international airline and a luxury hotel chain.

Our net loss during the six months ended March 31, 2013 and 2012 was approximately $222,000 and $143,000, respectively. We had net cash provided by operating activities of approximately $61,000 during the six months ended March 31, 2013 compared to net cash used in operating activities of approximately $14,000 during the six months ended March 31, 2012. The increase in the net cash provided by operating activities resulted primarily from increases in proceeds received from our royalty agreement with Korean Air, a non-refundable advance against future royalties of $250,000 (less foreign taxes withheld) received from LGHH, as well as decreases in amounts for wages and consulting fees due to the resignations of our former Chief Financial Officer in February 2012 and our former Chairman of the Board in November 2012. As of March 31, 2013 we had approximately $102,000 in outstanding accounts receivable.

Net cash used in investing activities during the six months ended March 31, 2013 was $19,524 and consisted of approximately $30,000 of payments for leasehold improvements to our office space. These payments were offset by the refund of approximately $11,000 of a security deposit on our leased office space. The Company had no cash used in investing activities during the six months ended March 31, 2012.

Net cash provided by financing activities during the six months ended March 31, 2013 was $25,000 and resulted from the sale of 250,000 shares of common stock at $0.10 per share to a single accredited investor. The Company had no cash provided by financing activities during the six months ended March 31, 2012.

The amount of cash we currently have on hand, together with the royalty and product sales revenues we received and expect to receive from Korean Air, the Peninsula Hotel chain, LGHH, and other anticipated future revenues we expect to generate from sales of our skin care products through other channels are expected to be sufficient to fund our working capital needs for the next twelve months. However, additional sources of revenues may be needed to enable us to implement our business plan or to otherwise continue to grow. Accordingly, we may have to raise additional financing to fund additional product manufacturing costs and other anticipated expenditures related to the roll-out of our retail products. Our business plan also calls for us to market our products through other distribution channels, which will require us to incur additional marketing expenses. We may have to raise additional funds to fund our retail sales and online marketing initiatives and to be able to engage in other distribution activities.

We presently do not have any available credit, bank financing or other external sources of liquidity. Currently, our only source of revenues is derived from the agreements that we have entered into with Korean Air and the Peninsula Hotels. Sales of our skincare products to Korean Air and the Peninsula Hotels since the inception of the agreements through March 31, 2013 resulted in approximately $861,000 of royalty revenue and $98,000 of product sales. Both arrangements may be terminated at any time. Further, although LGHH has begun releasing Davi licensed products under the LGHH License Agreement, we are uncertain as to the extent of royalty income that we may recognize in future periods from LGHH's sales of our products. Accordingly, the amount of revenue that we will receive from our current principal sources of revenues is uncertain. Should any or all of these revenue sources terminate their arrangements with us, our financial condition could be materially and adversely affected, and our on-going operations could be severely hampered. Additionally, our general and administrative expenses are expected to increase, and we may have to incur additional product branding and marketing expenses to further promote our business plan. As a result, despite our sale of an aggregate of $807,500 of common stock through March 31, 2013 and our sale of an additional $300,000 of common stock since March 31, 2013, we may have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

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

Based on that evaluation, our management concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal controls over financial reporting during the three months ended March 31, 2013. Such internal control weaknesses, in the aggregate, represent material weaknesses, including: (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

These weaknesses are due to our inadequate staffing during the period covered by this report. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the conversion of a $20,000 Convertible Promissory Note that we issued in July 2012 to an accredited investor, on March 25, 2013, we issued 211,800 shares of common stock, at a conversion price of $0.10 per share. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1 10.2 31.1

Form of Davi Luxury Brand Group, Inc. Subscription Agreement.**

Stock Option Agreement, effective as of February 28, 2013, between Davi Luxury Brand Group, Inc. and Parrish Medley.* **

Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema
101.CAL(1)	XBRL Taxonomy Extension Calculation
101.LAB(1)	XBRL Taxonomy Extension Label
101.LAB(1)	XBRL Taxonomy Extension Label
101.PRE(1)	XBRL Taxonomy Extension Presentation

 __________________________

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
(1)	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2013	DAVI LUXURY BRAND GROUP, INC. By: /s/ PARRISH MEDLEY Parrish Medley President, Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

