Form 10-Q/A
period 2013-03-31
DAVI LUXURY BRAND GROUP, INC.
filed 2013-05-15
CIK 1450552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A Amendment #1
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2013 the issuer had 11,665,917 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

EXPLANATORY NOTE

This amended report on Form 10-Q is filed solely for the purpose of adding the required XBRL interactive data files as exhibits to the previously filed Form 10-Q which was filed on May 15, 2013.

3. EXHIBITS.

The exhibits listed below are filed as part of or incorporated by reference in this report

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

GTX CORP
Date: May 15, 2013	/s/ PARRISH MEDLEY Parrish Medley President, Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)