Form 10-Q
period 2013-06-30
DAVI LUXURY BRAND GROUP, INC.
filed 2013-08-09
CIK 1450552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 9, 2013 the issuer had 13,195,917 shares of common stock issued and outstanding.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

1

DAVI LUXURY BRAND GROUP, INC.

For the quarter ended June 30, 2013

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

DAVI LUXURY BRAND GROUP, INC.
BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(Unaudited)
ASSETS

Current assets:
Cash	$696,173	$346,699
Accounts receivable, net	116,792	207,376
Inventory, net	6,160	74,534
Other assets	6,698	2,192
Total current assets	825,823	630,801

Property and equipment, net	51,689	18,442
Security deposit	10,810	21,600
Trademarks	50,000	50,000

Total assets	$938,322	$720,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$49,985	$72,394
Accounts payable - related party	97,300	138,000
Deferred revenue	208,750	235,640
Convertible debt, net	-	5,000
Total current liabilities	356,035	451,034

Deferred lease	1,910	2,190

Total liabilities	357,945	453,224

Commitments

Stockholders’ equity:

Common stock, $0.001 par value; 75,000,000 shares authorized; 13,195,917 and 9,284,117 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	13,196	9,284
Additional paid-in capital	1,596,860	1,034,148
Accumulated deficit	(1,029,679)	(775,813)

Total stockholders’ equity	580,377	267,619

Total liabilities and stockholders’ equity	$938,322	$720,843

See accompanying notes to financial statements.

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012

Sales
Royalty revenues	$108,735	$81,617	$337,668	$247,402
Product sales	12,470	21,531	63,995	45,586
Total sales	121,205	103,148	401,663	292,988

Cost of goods sold	838	14,760	8,903	19,315

Gross profit	120,367	88,388	392,760	273,673

Operating expenses:
Wages and professional fees	108,248	96,582	384,445	315,049
General and administrative	43,980	63,660	246,351	173,018
Total operating expenses	152,228	160,242	630,796	488,067

Loss from operations	(31,861)	(71,854)	(238,036)	(214,394)

Other income (expense)
Interest expense	-	-	(15,829)	-
Derivative income	-	7,345	-	7,275
Total other income (expense)	-	7,345	(15,829)	7,275

Net loss	$(31,861)	$(64,509)	$(253,865)	$(207,119)

Weighted average number of common shares outstanding - basic and diluted	12,705,697	7,604,041	10,488,080	7,560,218

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

See accompanying notes to financial statements.

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(253,865)	$(207,119)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	14,444	12,548
Stock based compensation	175,444	1,350
Amortization of debt discount	15,000	-
Derivative income	-	(7,275)
Changes in operating assets and liabilities
Accounts receivable	90,584	57,632
Inventory	68,374	(61,776)
Other current assets	(4,507)	38,921
Accounts payable and accrued expenses	(21,229)	7,753
Accounts payable - related parties	(20,700)	43,000
Deferred revenue	(26,890)	33,349
Deferred lease	(280)	(5,724)

Net cash provided by (used in) operating activities	36,375	(87,341)

Cash flows from investing activities
Return of security deposit	10,790	-
Purchase of fixed assets	(47,691)	(2,331)

Net cash used in investing activities	(36,901)	(2,331)

Cash flows from financing activities
Proceeds from sale of stock	350,000	-

Net cash provided by financing activities	350,000	-

Net change in cash	349,474	(89,672)

Cash, beginning of period	346,699	121,193

Cash, end of period	$696,173	$31,521

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash flow investing and financing activities:
Common stock issued for accrued bonus	$20,000	$-
Common stock issued for accrued wages	$72,000	$-
Common stock cancelled for accrued wages	$(72,000)	$-
Conversion of note payable into common stock	$21,180	$-
Stock issued in connection with reclassification of derivative liability to permanent equity	$-	$32,625

See accompanying notes to financial statements.
5

DAVI LUXURY BRAND GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 1 ORGANIZATION AND NATURE OF OPERATIONS

Davi Luxury Brand Group, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Nevada on July 26, 2007.  The Company is a skin care/cosmetics business that offers a series of all-natural grape-based luxury branded skin care products marketed under the “Davi Skin”, “Davi” and “Davi Napa” brand names. The Company is currently targeting high-end department stores, luxury hotels, and in-flight and duty-free shops of global, luxury airlines in order to establish our brand as a luxury product used in first class locations. The Company’s goal is to expand the targeted scope of our sales efforts with respect to upscale department stores and specialty retailers. The Company receives royalty revenues through the licensing of its products. In addition, our Le Grand Cru collection of products are available for sale through our www.daviskin.com website, and we expect to offer additional products online during the remainder of the current fiscal year.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2013, the Company had not yet achieved profitable operations, has an accumulated deficit of $1,029,679 since its inception, and expects to incur further losses in the deployment of its business plan, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by continuing to receive royalty revenues and by additional equity financing and/or related party advances. However, there is no assurance of additional funding being available.

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of operations and cash flows for the three and nine months ended June 30, 2013 and 2012. The adjustments made are of a normal recurring nature. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The operating results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2012, which are included in our Annual Report on Form 10-K filed with the SEC on December 28, 2012, and the "risk factors" described therein.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2013. These reclassifications have no impact on net loss.

Recent Accounting Pronouncements

In April 2013, the FASB ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting”. ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on January 1, 2014. The Company does not expect the adoption of ASU 2013-07 to have a material impact on its financial position, results of operations nor cash flows.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, Parrish Medley, the Company’s Chief Executive Officer, agreed to accrue a portion of the amounts owed to him under his employment agreement. As of June 30, 2013, the Company owed $97,300 for such accrued wages. Additionally, effective March 1, 2013, Mr. Medley's salary was increased from $96,000 per annum to $144,000 per annum. See Note 6 for a discussion of additional transactions between the Company and Mr. Medley during the nine months ended June 30, 2013.

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

Note 4 CUSTOMER CONCENTRATIONS

During the three and nine months ended June 30, 2013, 78% and 72%, respectively, of our sales were generated from royalty revenues under a license agreement to provide DAVI branded products to passengers of Korean Air. During the three and nine months ended June 30, 2012, 62% and 67%, respectively, of our sales were generated from these royalty revenues. The Company’s reliance on this licensing agreement makes us vulnerable to the risk of a near-term severe impact. Should the licensee terminate the license agreement, our financial condition could be materially and adversely affected, and our on-going operations could be severely hampered.

Note 5 CONVERTIBLE DEBT

On July 12, 2012, the Company issued a Convertible Promissory Note in the principal amount of $20,000 (the “Convertible Note”) to an accredited investor (the “Holder”). The Convertible Note bears interest at 8% per annum and was due in full on June 30, 2013. On March 25, 2013 the Holder converted the note and all accrued and unpaid interest into 211,800 shares of common stock at a conversion price of $0.10 per share.

Upon conversion of the Convertible Note the remaining note discount was expensed resulting in $15,000 charged to interest expense for the nine months ended June 30, 2013.

Note 6 EQUITY

Common Stock

On June 24, 2013, the Company and Mr. Medley mutually rescinded the Company's issuance to Mr. Medley of 720,000 shares of common stock, valued at $72,000. The shares had originally been issued to Mr. Medley on February 28, 2013, in lieu and in payment in full of $72,000 of accrued but unpaid salary that the Company owed Mr. Medley under his employment agreement with the Company. The Company and Mr. Medley instead determined on June 24, 2013 to (i) permit the Company, at its option, to pay the foregoing, unpaid salary in cash at any time and (ii) give Mr. Medley the right and option to convert the $72,000 of accrued salary into shares of our common stock (at a price of $0.10 per share). Mr. Medley’s right to convert the unpaid salary (up to $72,000) into shares of common stock, shall remain in effect until the unpaid salary is paid in full, which payment must occur by no later than September 30, 2015.  See further discussion regarding this option to convert accrued salary in the “Stock Options” discussion below. Additionally, in recognition of Mr. Medley's services during fiscal 2012, on February 28, 2013, the Company issued to Mr. Medley 200,000 shares of our common stock as a performance bonus, valued at $0.10 per share (i.e., the price per share of our common stock as reported on the OTC Bulletin Board on the issuance date) or $20,000.

On June 11, 2013, the Company entered into a stock purchase agreement with a single accredited investor for the sale of 250,000 shares of common stock, resulting in proceeds of $25,000.

On April 30, 2013, the Company sold 1,000,000 shares of common stock to an accredited investor for proceeds of $100,000, and on May 1, 2013, the Company sold an additional 1,000,000 shares of common stock to a second accredited investor for proceeds of $100,000. Our subscription agreement in this offering provides that any investor who purchases $100,000 or more of shares of common stock also receives a warrant to purchase 25% of the number of shares of common stock purchased by such investor. Accordingly, the Company also issued to each investor, for no additional consideration, a one-year warrant to purchase up to an aggregate of 250,000 shares of common stock at an exercise price of $0.10 per share (for a total of 500,000 shares of common stock available for purchase). The relative fair value of the warrants at the date of grant was estimated at approximately $100,800 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 306%, risk-free interest rate 0.11%, and expected life of 1.0 year. The warrants are exercisable at any time.

On April 12, 2013, the Company entered into a stock purchase agreement with a single accredited investor for the sale of 1,000,000 shares of common stock, resulting in proceeds of $100,000.

On March 6, 2013, the Company entered into a stock purchase agreement with a single accredited investor for the sale of 250,000 shares of common stock, resulting in proceeds of $25,000.

Stock Options

On February 28, 2013, the Company granted Mr. Medley a three-year non-qualified stock option to purchase up to 1,600,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The option will vest and become exercisable only if, and to the extent, the Company achieves the following milestones related to the Company’s trademark products (“Davi Products”):  (i) 400,000 shares of the option vested on the date that a recent licensee commercially released a Davi Product in Asia; (ii) 400,000 shares of the option will vest when certain licensed sales of Davi Products exceed $2,000,000; (iii) 400,000 shares of the option will vest when certain licensed sales of Davi Products exceed $5,000,000; and (iv) 400,000 shares of the option will vest on the date that we commercially launch any Davi Product in the U.S., other than on our website; provided, in each case, that Mr. Medley remains in our continuous employ through such vesting date, and the option is on the other terms set forth in our stock option agreement with Mr. Medley.

The relative fair value of the option at the date of grant was estimated using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 333%, risk-free interest rate 0.69%, and expected life of 3 years and is included in stock based compensation in the accompanying statement of operations.

As discussed above, on June 24, 2013, Mr. Medley was granted the right to convert up to $72,000 of his accrued but unpaid salary (the “Accrued Salary Option”) into up to 720,000 shares of our common stock (at a price of $0.10 per share). Mr. Medley’s right to convert the unpaid salary (up to $72,000) into shares of common stock, shall remain in effect until the unpaid salary is paid in full, which payment must occur by no later than September 30, 2015. The Accrued Salary Option was accounted for as a stock option and vests over its term.

The relative fair value of the Accrued Salary Option at the date of grant was estimated at approximately $66,000 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 229%, risk-free interest rate 0.73%, and expected life of 2.25 years and is included in stock based compensation in the accompanying statement of operations.

The Company recognizes option expense ratably over the vesting periods. For the three and nine months ended June 30, 2013, the Company recorded compensation expense related to options of $18,607 and $67,942, respectively. As of June 30, 2013, there was $157,336 of unrecognized compensation cost related to unvested stock options.

A summary of the Company’s option activity and related information for the nine months ended June 30, 2013 is provided below:

Stock Option Activity Table:

Number of
Options

Outstanding at September 30, 2012	-
Options exercised	-
Options granted	2,320,000
Options expired	-
Outstanding at June 30, 2013	2,320,000

Options Outstanding Table:

Stock Options as of June 30, 2013
Exercise	Options	Remaining	Options
Price	Granted	Life (Years)	Exercisable

$0.10	2,320,000	2.53	1,120,000

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to accredited investors and consultants as compensation for services rendered. A summary of the Company’s warrants activity and related information for the nine months ended June 30, 2013 is provided below:

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

On April 12, 2013, we issued to two consultants two-year warrants to purchase up to an aggregate of 300,000 shares of common stock at an exercise price of $0.10 per share. On April 26, 2013, we issued to a consultant a two-year warrant to purchase up to an aggregate of 50,000 shares of common stock at an exercise price of $0.10 per share. The Company issued the warrants to the consultants for business development services provided. The warrants are exercisable at any time. The fair value of the warrants was estimated to be $50,704 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 306%, risk-free interest rate 0.2%, and expected life of 2 years and is included in stock based compensation in the accompanying statement of operations. See discussion regarding additional warrants issued as of April 30, 2013 and May 1, 2013 in the “Common Stock” section above.

Warrant Activity Table:

Number of
Warrants

Outstanding and exercisable at September 30, 2012	365,000
Warrants exercised	-
Warrants granted	1,500,000
Warrants expired	(365,000)
Outstanding at June 30, 2013	1,500,000

Warrants Outstanding Table:

Stock Warrants as of June 30, 2013
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable

$0.10	1,500,000	1.07	1,500,000

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

Note 8 SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose.

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

Plan of Operation and Current Business

We have developed and are expanding our skin care line/cosmetics business based on a series of grape and botanical-based luxury branded skin care products marketed under the “DAVI”, “DAVI SKIN” and “DAVI NAPA” brand names. Directly, or through our licensees, we have developed and currently market a line of high quality skin care products that are sold as prestige products principally through limited distribution channels to complement the images associated with the DAVI, DAVI SKIN and DAVI NAPA brands. We are currently targeting high-end department stores, luxury hotels, and in-flight and duty-free shops of global, luxury airlines in order to establish our brand as a luxury product used in first class locations. Our goal is to expand the targeted scope of our sales efforts with respect to upscale department stores and specialty retailers. In addition, our Le Grand Cru collection of products are available for sale through our www.daviskin.com website, and we expect to offer additional products online during the remainder of the current fiscal year.

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

Korean Air--Direct Product Sales. In November 2011, we launched a sales program to sell our Le Grand Cru face cream directly to Korean Air’s passengers. Korean Air has added our Davi Le Grand Cru luxury face cream to the products that it offers for sale on board its flights. In addition, Korean Air has also included our Davi Le Grand Cru luxury face cream in the SKY SHOP Magazine that is distributed to all passengers on its flights, and now offers our Davi Le Grand Cru face cream for sale on Korean Air’s on-line shop (www.cyberskyshop.com). Korean Air has been purchasing these products directly from us. Beginning July 1, 2013, Korean Air will purchase the Davi Le Grand Cru face creams from LG Household and Health Care, Ltd. (“LGHH”) and Davi will receive royalties from the purchases in accordance with the LGHH License Agreement described below.

On-Line Sales. We currently maintain our corporate website at www.daviskin.com. During July 2011 we launched our e-commerce initiative on that website by offering for sale our Davi products. We currently offer our Le Grand Cru collection of products for sale on our website, and expect that we will include other products on our website during the remainder of the current fiscal year.

LGHH License Agreement. On September 4, 2012, we entered into a Brand and Trademark License Agreement (the “LGHH License Agreement”) with LGHH. Under the LGHH License Agreement, we granted LGHH an exclusive license to manufacture, sell, market and distribute in Korea, Japan, China and other Asian markets DAVI branded women's and men's skin care, cosmetics, hair care and other products. Under the 10-year LGHH License Agreement, LGHH has agreed to pay us a royalty based on the DAVI branded products that it sells in the licensed territory. DAVI, in conjunction with LGHH, has developed a line of DAVI products, and LGHH has begun to commercially release such products in Seoul, Korea. The DAVI products that have been developed consist of the following:

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

Results of Operations

Three Months Ended June 30, 2013 ("Q3 2013") vs. Three Months Ended June 30, 2012 ("Q3 2012")

The following table represents our statements of operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
	$	% of Revenues	$	% of Revenues
Sales:
Royalty revenues	$108,735	90%	$81,617	79%
Product sales	12,470	10%	21,531	21%
Total sales	121,205	100%	103,148	100%

Cost of goods sold	838	1%	14,760	14%

Gross profit	120,367	99%	88,388	86%

Operating expenses:
Wages and professional fees	108,248	89%	96,582	94%
General and administrative	43,980	36%	63,660	62%

Total operating expenses	152,228	125%	160,242	156%

Loss from operations	(31,861)	(26%)	(71,854)	(70%)

Other income:
Derivative income	-	-%	7,345	7%

Total other income	-	-%	7,345	7%

Net loss	$(31,861)	(26%)	$(64,509)	(63%)

Sales

Royalty revenues generated during Q3 2013 and Q3 2012 were the result of royalty agreements we entered into during early 2011 for the sale of DAVI branded skin care products to Peninsula Hotels for use by their hotel clients as in-room amenities, and to Korean Air as on-board amenities for use by Korean Air’s First Class and Business Class passengers. During Q3 2013 we generated approximately $109,000 of royalty revenues from DAVI branded products sold to the Peninsula Hotels and Korean Air, as compared to approximately $82,000 of royalty revenues during Q3 2012. Additionally, we recognized approximately $12,000 of revenues during Q3 2013, which had previously been deferred, related to sales of our Le Grand Cru face cream on consignment to Korean Air for re-sale on-board and through its SKY SHOP Magazine, compared to $18,000 in Q3 2012. Beginning July 1, 2013, Korean Air will purchase the Le Grand Cru face creams for its on-board sales and for the Skyshop Magazine sales directly from LGHH. Accordingly, our future product sales may decrease, and we will receive royalties from these purchases in accordance with the LGHH License Agreement. During Q3 2013 we ceased offering any products for sale through our on-line store, www.daviskin.com, as we were in transition to our refreshed, optimized Davi line of newly developed products. During July 2013, we reintroduced our new Le Grand Cru product on our website for sale to the public. During Q3 2012 sales of our DAVI NAPA skin care products through our website totaled approximately $4,000. Lastly, as LGHH has begun releasing DAVI licensed products in Korea, in future periods, we expect to recognize royalty revenue from LGHH's sales of our products.

Cost of Goods Sold

Cost of goods sold during Q3 2013 decreased approximately 94% in comparison to Q3 2012 due to $13,000 of sales commissions paid on the sale of Le Grand Cru face cream to Korean Air in Q3 2012. No such sales commissions were paid during Q3 2013. Cost of goods sold during Q3 2013 relates to the cost of our skin care products sold by Korean Air to its passengers through the SKY SHOP Magazine and its on-line shop. Since both Peninsula Hotels and Korean Air purchase the DAVI branded hotel room amenities and skin care products directly from our manufacturer, we did not have any cost of goods sold relating to royalty payments made to us under our Peninsula Hotel and Korean Air agreements.

Wages and Professional Fees

Wages and professional fees increased approximately 12% in Q3 2013 in comparison to Q3 2012 due in part to the grant to our Chief Executive Officer, Mr. Parrish Medley, during Q3 2013 of a stock option to purchase up to 1,600,000 shares of our common stock at an exercise price equal to $0.10 per share, resulting in an additional $19,000 of stock based compensation expense during the quarter. Additionally, effective March 1, 2013, Mr. Medley received an increase to his salary of $4,000 per month and on March 11, 2013, the Company entered into a new consulting agreement with Mr. Carlo Mondavi, a shareholder and former Chairman of the Board, to provide various services for the Company related to the development and marketing of its products, the Company’s public image, its brand recognition and other public relation matters for compensation of $5,000 per month. These two events resulted in an additional $27,000 of expenses included in wages and professional fees during Q3 2013. Such increases were offset by reductions in advertising in the Korean Air SKY SHOP magazine during Q3 2013.

General and Administrative Expenses

General and administrative expenses decreased approximately $20,000 or 31% in Q3 2013 in comparison to Q3 2012 due primarily to a refund received from a chemical manufacture for approximately $16,000 worth of product which was intended to be used in the production of our Le Grand Cru collection. The product was originally purchased in fiscal year 2012 and subsequently found to be defective. During Q3 2013, we were able to secure a refund for the defective product. The remaining decrease results from reductions in storage costs and decreases in depreciation.

Other Income

Other income during Q3 2012 is the result of price protection features included on 70,000 shares of common stock sold pursuant to a stock purchase agreement for $52,500 during August 2011. The price protection features attached to the shares are accounted for as derivative liabilities at the date of sale and adjusted to fair value through earnings at each reporting date. At March 31, 2012, the approximate fair value of this derivative was $39,970.  In connection with the May 16, 2012 amendment to the stock purchase agreement that removed all of these price protection provisions, the derivative was re-valued to an approximate fair value of $32,625, resulting in derivative income of $7,345 during Q3 2012.

Net Loss

Our net loss for Q3 2013 and Q3 2012 totaled approximately $32,000 and $65,000, respectively. We expect to continue incurring losses through 2013 as we continue refining and expanding our business operations.

Nine Months Ended June 30, 2013 vs. Nine Months Ended June 30, 2012

Our revenues for the nine months ended June 30, 2013 increased by 30% compared with our revenues for the nine months ended June 30, 2012.

The following table represents our statements of operations for the nine months ended June 30, 2013 and 2012:

	Nine Months Ended June 30,
	2013		2012
	$	% of Revenues	$	% of Revenues
Sales:
Royalty revenues	$337,668	84%	$247,402	84%
Product sales	63,995	16%	45,586	16%
Total sales	401,663	100%	292,988	100%

Cost of goods sold	8,903	2%	19,315	7%

Gross profit	392,760	98%	273,673	93%

Operating expenses:
Wages and professional fees	384,445	96%	315,049	108%
General and administrative	246,351	61%	173,018	59%

Total operating expenses	630,796	157%	488,067	167%

Loss from operations	(238,036)	(59%)	(214,394)	(74%)

Other income (expenses):
Interest expense	(15,829)	(4%)	-	-%
Derivative income	-	-%	7,275	2%

Total other income (expenses)	(15,829)	(4%)	7,525	2%

Net loss	$(253,865)	(63%)	$(207,119)	(72%)

Sales

Royalty revenues generated during the nine months ended June 30, 2013 and 2012 were the result of royalty agreements we entered into during early 2011 for the sale of DAVI branded skin care products to Peninsula Hotels for use by their hotel clients as in-room amenities, and to Korean Air as on-board amenities for use by Korean Air’s First Class and Business Class passengers. During the nine months ended June 30, 2013 we generated approximately $338,000 of royalty revenues from DAVI branded products sold to the Peninsula Hotels and Korean Air, as compared to approximately $247,000 of royalty revenues during the nine months ended June 30, 2012. Additionally, sales to Korean Air of our products for re-sale on-board its flights to its passengers and through its Skyshop Magazine have increased during the nine months ended June 30, 2013. We recognized approximately $52,000 of revenues during the nine months ended June 30, 2013, which had previously been deferred, related to sales of our Le Grand Cru face cream on consignment to Korean Air for re-sale on-board and through its SKY SHOP Magazine, compared to $38,000 during the nine months ended June 30, 2012. Beginning July 1, 2013, Korean Air will purchase the Le Grand Cru face creams for its on-board sales and for its Skyshop Magazine sales directly from LGHH. Accordingly, our product sales may decrease, but we will receive royalties from these purchases in accordance with the LGHH License Agreement. Sales of our DAVI NAPA skin care products through our on-line store, www.daviskin.com, totaled approximately $11,000 during the nine months ended June 30, 2013, compared to approximately $8,000 during the nine months ended June 30, 2012. As noted above, during Q3 2013 we ceased offering any products for sale on our website and reintroduced our new Le Grand Cru collection in July 2013. Additionally, since LGHH has begun releasing DAVI licensed products in Korea, in future periods, we expect to recognize royalty revenue from LGHH's sales of our products.

Cost of Goods Sold

Cost of goods sold during the nine months ended June 30, 2013 decreased approximately 54% in comparison to the nine months ended June 30, 2012. The decrease is due to $13,000 of sales commissions paid on the sale of Le Grand Cru face cream to Korean Air during the nine months ended June 30, 2012 compared to only $4,500 expensed during the same period of 2013. The remainder of cost of goods sold during the nine months ended June 30, 2013 and 2012 relates to the cost of our skin care products sold by Korean Air to its passengers through the SKY SHOP Magazine and its on-line shop. Since both Peninsula Hotels and Korean Air purchase the DAVI branded hotel room amenities and skin care products directly from our manufacturer, we did not have any cost of goods sold relating to royalty payments made to us under our Peninsula Hotel and Korean Air agreements.

Wages and Professional Fees

Wages and professional fees increased 22% in the nine months ended June 30, 2013 in comparison to the nine months ended June 30, 2012 due in part to 1,600,000 stock options granted to our CEO during the period, as well as the $4,000 per month salary increase for Mr. Medley and the entry into a $5,000 per month consulting agreement with Mr. Mondavi discussed previously. Additionally, nonrecurring services valued at approximately $108,000 were recognized for distributor relations and business development services primarily in connection with the LGHH License Agreement for which warrants were issued in March and April 2013. These increases were offset by decreases in advertising and marketing during the current period.

General and Administrative Expenses

General and administrative expenses totaled approximately $246,000 and $173,000 during the nine months ended June 30, 2013 and 2012, respectively. Such costs consist primarily of our office rent expense, travel costs primarily for marketing and business development trips to Asia, inventory storage costs, depreciation and various corporate and office expenses. The increase during the nine months ended June 30, 2013 is principally the result of approximately $65,000 of inventory containers and product written off during the period because of branding improvements, as well as an increase in travel expenses of approximately $38,000 resulting from trips to Asia related to the LGHH License Agreement and Korean Air. These decreases were offset by a refund received from a chemical manufacture for approximately $16,000 worth of product which was intended to be used in the production of our Le Grand Cru collection. The product was originally purchased in fiscal year 2012 and subsequently found to be defective. During Q3 2013, we were able to secure a refund for the defective product.

Other Income (Expenses)

Other expenses for the nine months ended June 30, 2013 totaled approximately $16,000 and consists of, the write-off of the debt discount associated with the beneficial conversion feature on $20,000 of convertible debt and related warrants of the Company, as well as interest expense associated with the convertible debt. On March 25 2013, the debt and all accrued interest were converted into 211,800 shares of common stock. Accordingly, the related debt discount was eliminated. Other income during the nine months ended June 30, 2012 primarily resulted from price protection features included on 70,000 shares of common stock sold pursuant to a stock purchase agreement for $52,500 during August 2011. The price protection features attached to the shares are accounted for as derivative liabilities at the date of sale and adjusted to fair value through earnings at each reporting date. At March 31, 2012, the approximate fair value of this derivative was $39,970.   In connection with the May 16, 2012 amendment to the stock purchase agreement that removed all of these price protection provisions, the derivative was re-valued to an approximate fair value of $32,625, resulting in derivative income of $7,345 during the nine months ended June 30, 2012.

Net Loss

Our net loss for the nine months ended June 30, 2013 and 2012 totaled approximately $254,000 and $207,000, respectively. We expect to continue incurring losses through 2013 as we continue refining and expanding our business operations.

Liquidity and Capital Resources

As of June 30, 2013, we had approximately $696,000 in cash, $130,000 of other current assets and working capital of $470,000 compared to approximately $347,000 in cash, $284,000 of other current assets and working capital of $178,000 as of September 30, 2012. Since June 30, 2013, we have received an additional $25,000 from the sale of our shares of common stock to one investor. To date, our operating activities have been primarily financed from the sales of our securities and royalty payments received (i) as advances against future sales, and (ii) from sales of our skin care products to an international airline and a luxury hotel chain.

Our net loss during the nine months ended June 30, 2013 and 2012 was approximately $254,000 and $207,000, respectively. We had net cash provided by operating activities of approximately $36,000 during the nine months ended June 30, 2013 compared to net cash used in operating activities of approximately $87,000 during the nine months ended June 30, 2012. The increase in the net cash provided by operating activities resulted primarily from increases in proceeds received from our royalty agreement with Korean Air, a non-refundable advance against future royalties of $250,000 (less foreign taxes withheld) received from LGHH, as well as decreases in amounts for wages and consulting fees due to the resignations of our former Chief Financial Officer in February 2012 and our former Chairman of the Board in November 2012. As of June 30, 2013 we had approximately $117,000 in outstanding accounts receivable.

Net cash used in investing activities during the nine months ended June 30, 2013 was approximately $37,000 and consisted of approximately $48,000 of payments for leasehold improvements to our office space and computer equipment. These payments were offset by the refund of approximately $11,000 of a security deposit on our leased office space. The Company had approximately $2,000 of cash used in investing activities during the nine months ended June 30, 2012 resulting from the purchase of computer equipment.

Net cash provided by financing activities during the nine months ended June 30, 2013 was $350,000 and resulted from the sale of 3,500,000 shares of common stock at $0.10 per share to several accredited investors. The Company had no cash provided by financing activities during the nine months ended June 30, 2012.

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

We presently do not have any available credit, bank financing or other external sources of liquidity. Currently, our only source of revenues is derived from the agreements that we have entered into with Korean Air and the Peninsula Hotels. Sales of our skincare products to Korean Air and the Peninsula Hotels since the inception of the agreements through June 30, 2013 resulted in approximately $970,000 of royalty revenue and $110,000 of product sales. Both arrangements may be terminated at any time. Additionally, beginning July 1, 2013, Korean Air will purchase the Le Grand Cru face creams from LGHH and Davi will receive royalties from the purchases in accordance with the LGHH License Agreement. Further, although LGHH has begun selling Davi licensed products under the LGHH License Agreement, we are uncertain as to the extent of royalty income that we may recognize in future periods from LGHH's sales of our products. Accordingly, the amount of revenue that we will receive from our current principal sources of revenues is uncertain. Should any or all of these revenue sources terminate their arrangements with us, our financial condition could be materially and adversely affected, and our on-going operations could be severely hampered. Additionally, our general and administrative expenses are expected to increase, and we may have to incur additional product branding and marketing expenses to further promote our business plan. As a result, despite our sale of approximately $1,132,000 of common stock through June 30, 2013 we may have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

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

Based on that evaluation, our management concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal controls over financial reporting during the three months ended June 30, 2013. Such internal control weaknesses, in the aggregate, represent material weaknesses, including: (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 11, 2013, we sold 250,000 shares of common stock to an accredited investor for proceeds of $25,000. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Form of Davi Luxury Brand Group, Inc. Subscription Agreement.(1)
10.2	Salary Conversion Agreement, dated as of June 24, 2013, between Davi Luxury Brand Group, Inc. and Parrish Medley.* **
31.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema
101.CAL(2)	XBRL Taxonomy Extension Calculation
101.LAB(2)	XBRL Taxonomy Extension Label
101.LAB(2)	XBRL Taxonomy Extension Label
101.PRE(2)	XBRL Taxonomy Extension Presentation

 __________________________

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
(1) (2)

Filed as an exhibit to our quarterly report on Form 10-Q filed May 15, 2013 and incorporated herein by this reference.

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

Dated: August 9, 2013	DAVI LUXURY BRAND GROUP, INC. By: /s/ PARRISH MEDLEY Parrish Medley President, Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

