Form 10-K
period 2013-09-30
DAVI LUXURY BRAND GROUP, INC.
filed 2013-12-30
CIK 1450552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $854,510.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 14,145,917 shares of common stock issued and outstanding as of December 30, 2013.

Documents incorporated by reference: None.

Table of Contents

Item	Description	Page

PART I
Item 1.	Business	[2]
Item 1A.	Risk Factors	[6]
Item 1B.	Unresolved Staff Comments	[9]
Item 2.	Properties	[9]
Item 3.	Legal Proceedings	[9]
Item 4.	Mine Safety Disclosures	[9]

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
	Purchases of Securities	[10]
Item 6.	Selected Financial Data	[11]
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	[11]
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	[15]
Item 8.	Financial Statements and Supplementary Data	[15]
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure	[31]
Item 9A.	Controls and Procedures	[31]
Item 9B.	Other Information	[32]

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	[32]
Item 11.	Executive Compensation	[34]
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	[35]
Item 13.	Certain Relationships and Related Transactions and Director Independence	[36]
Item 14.	Principal Accounting Fees and Services	[36]

PART IV
Item 15.	Exhibits, Financial Statements Schedules	[37]

SIGNATURES		[38]

PART I

Item 1.                          Business

Summary

Davi Luxury Brand Group, Inc. (“we,” “us,” “our,” "the Company,” and "our company") is a prestige skin care/cosmetics company that offers a full line of grape-vineyard, botanical luxury branded skin care products marketed under the Company's “DAVI®”, “DAVI NAPA®” and “DAVI SKIN®” brand names. Through licensing and other arrangements, our products are currently available in high-end retail stores in Asia, luxury hotels worldwide, and in-flight and duty-free shops of a global luxury airline. Our headquarters are located in Beverly Hills, California.

Organizational History

We were incorporated in the State of Nevada on July 26, 2007 under the name “Dafoe Corp.” In 2011, we changed our name to “Davi Luxury Brand Group, Inc.” and moved our executive offices from Carson City, Nevada, to Beverly Hills, California, and commenced our skin care business.

We currently maintain our corporate website at www.daviskin.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other related information will be available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). Our Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K or any other SEC filing.

On May 10, 2012, we effected a reverse stock split of our outstanding shares of common stock on a 1-for-10 basis (the "Reverse Split") and a corresponding decrease in the number of shares of our common stock that we are authorized to issue. All common stock and per share information (other than par value) contained in this Annual Report on Form 10-K has been adjusted to reflected the foregoing stock split.

Current Business.

We are in the prestige skin care line/cosmetics business. We generate revenues from a full line of grape-vineyard, botanical based luxury branded skin care products marketed under the “DAVI®”, “DAVI NAPA®” and “DAVI SKIN®” brand names. Directly, or through our licensees, we have developed and are currently marketing a line of high quality skin care products that are sold as prestige products principally through high-end distribution channels to complement the prestige images associated with the DAVI®, DAVI NAPA® and DAVI SKIN® brands. We are currently targeting high-end retail stores, luxury hotels, and in-flight and duty-free shops of global, luxury airlines in order to establish our brand as a luxury product used in first class locations. Our goal is to expand the targeted scope of our sales efforts with respect to upscale department stores and specialty retailers. In addition, we are currently developing our first retail store in Beverly Hills, California. We currently have more than 20 products available for sale on our www.daviskin.com website, including our Le Grand Cru collection of products, and we expect to offer additional products online during fiscal year 2014.

Current Operations and Business Arrangements.

Since having begun our new business in January 2011, and in accordance with our business plan, we have commenced selling DAVI branded luxury skin care products through the following arrangements:

LGHH License Agreement. On September 4, 2012, we entered into a Brand and Trademark License Agreement (the “LGHH License Agreement”) with LG Household and Health Care, Ltd. (“LGHH”). Korea-based LGHH is a global leader in the manufacture and distribution of skin care products, cosmetics, personal care product, health products and related goods. Under the LGHH License Agreement, we granted LGHH an exclusive license to manufacture, sell, market and distribute in Korea, Japan, China and certain other Asian markets DAVI branded skin care, cosmetics, hair care and other products, including the right to develop retail outlets and other commercial ventures in the Asian-Pacific region. Under the 10-year LGHH License Agreement, LGHH has agreed to pay us a royalty based on the DAVI branded products that it sells in the licensed territory. During the past year, we have collaborated with LGHH's research and development team to create a new skincare product line utilizing LGHH's advanced technology along with our exclusive Meritage™ Blend and the patented Phytosphere technology - "Phyto-Meritage™" that we use for our products. A full line of these skin care products, consisting of over 30 SKUs, has now been developed and commercially released in Asia.

LGHH commenced sales of DAVI products in the third quarter of 2013 with the opening of four new DAVI retail stores in Seoul, Korea that are dedicated to the sale of DAVI branded skincare and cosmetic products.  These DAVI retail stores are currently operating in two of Seoul's most prestigious Luxury Department store chains, the Lotte and Galleria department stores.  Additional new DAVI stores in high-level luxury department stores are expected to open in Korea in 2014. LGHH also plans to launch additional DAVI branded stores through high-level department stores in other Asian-Pacific territories such as Japan, China, Hong Kong and Singapore in 2014.

Korean Air--In Flight Amenities. In January 2011, we entered into an agreement to be the exclusive First Class and Business Class in-flight amenity provider for all Korean Air flights worldwide. Korean Air commenced providing DAVI and DAVI NAPA branded amenity travel bags that contain DAVI skin care products to its First and Business Class passengers in May 2011. These products are currently available on all Korean Air flights. Korean Air purchases the DAVI and DAVI NAPA amenity products directly from our manufacturer and we receive a royalty fee for those products.

Korean Air--Direct Product Sales. In November 2011, we launched a sales program to sell our Le Grand Cru face cream directly to Korean Air’s passengers. Korean Air has added our Davi Le Grand Cru luxury face cream to the products that it offers for sale on board its flights. In addition, Korean Air has also included our Davi Le Grand Cru luxury face cream in the SKY SHOP Magazine that is distributed to all passengers on its flights, and now offers our Davi Le Grand Cru face cream for sale on Korean Air’s on-line shop (www.cyberskyshop.com). Korean Air has previously purchased these products directly from us. However, beginning July 1, 2013, Korean Air began purchasing the Davi Le Grand Cru face creams from LGHH and we receive royalties from the purchases in accordance with the LGHH License Agreement.

Peninsula Hotels—In Room Amenities. In January 2011, we entered into an agreement with Gilchrist & Soames to provide Peninsula Hotels with our DAVI, DAVI SKIN and DAVI NAPA branded in-room skin care and related amenities. The Peninsula Hotel chain purchases our DAVI, DAVI SKIN and DAVI NAPA branded products directly from our manufacturer and pays us a fee for each product purchased. The DAVI, DAVI SKIN and DAVI NAPA products are provided by all of the Peninsula Hotels to their hotel clients as in-room amenities. The Peninsula Hotel chain currently uses these products at all of its nine existing Peninsula Hotels worldwide.

On-Line Sales. Our products are also available for purchase on our corporate website at www.daviskin.com. Until recently, our e-commerce initiative for sales via our website was limited to the sale of a single product, our flagship Le Grand Cru crème, as we continued to develop the remaining products. We recently increased our product offering on our website and now currently offer more than 20 products for sale on our website, including our Le Grand Cru collection of products. We expect to offer additional products online during fiscal year 2014.

U.S. and Retail Sales Initiatives. Now that we have a full line of high quality skin care products available, our goal is to launch the DAVI branded products in the North American retail market in 2014 through the sale of DAVI branded products in U.S. specialty and high-end luxury department stores. We also are developing our own boutique retail store in Beverly Hills, California.

Our Strategy

Our strategy has been to develop our DAVI®, DAVI NAPA® and DAVI SKIN® brands as trademarks associated with luxury and distinctive prestige products. We are grounded in a mission of efficacious skincare and strategic, organic growth.  Accordingly, while we were developing a full line of skin care products, we entered into agreements for our DAVI branded skin care products as exclusive amenities to the prestigious Peninsula Hotels and to the luxury global airlines Korean Air exclusively for their first class and business class passengers. Both of these relationships have perfectly complimented our primary goal to develop DAVI as a luxury global brand consisting of a full line of luxury skin care products to be sold in high-end retail stores in Asia, Europe and in the U.S. either directly or through third party strategic relationships. We have been extremely careful and selective with our distribution decisions. Our strategy is to leverage the product development, marketing and distribution capabilities of large manufacturers and licensees to assist us in the development and distribution of DAVI branded products in exclusive high end department stores. Our arrangements with the Peninsula Hotels, Korean Airlines and LGHH have placed us in a position where we can now pursue distribution alliances with high-end retail markets in Europe and North America. As part of our efforts to establish a U.S. retail presence, we intend to open a boutique retail store in an important luxury retail district of Beverly Hills, California, during the first half of 2014.

Products.

The Company, in collaboration with LGHH's research and development team, developed a line of skin care products based on products that include a bio complex blend of various active ingredients that contain anti-oxidant properties that are believed to help fight free radical damage caused by sunlight, stress and other environmental factors. The formulas also include ingredients that we selected for their purported efficacy in helping to correct existing skin damage and age-related signs (such as wrinkles, reduced skin firmness and poor elasticity). Our plan of operations is to continue developing innovative skin care products associated with luxury ingredients that are desired by consumers. These natural ingredients are incorporated into our skin care products using the latest technology in order to distinguish our luxury products from other brands that rely on petrochemical and/or undesirable synthetic ingredients. In addition to developing innovative products that incorporate active ingredients believed to contain anti-age defying properties, our goal is to have our products provide consumers with an effective, high-quality and complete line of skincare products.

As of the date of this Annual Report, LGHH currently offers over 30 DAVI branded products for sale in Asia, of which over 20 are also sold directly by us on our website. We intend to make available many of the products manufactured by LGH available through select high-end luxury department stores both in the United states and Europe.

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

Our goal is to also to offer other skin care products that address various skin care needs for women and men based on our formulations. The products we developed include moisturizers, creams, lotions, cleansers, and SPF lotions. A number of these products have been developed for use specifically on particular areas of the body such as the face, the hands or around the eyes.

Marketing and Distribution

Our marketing strategy depends on the name recognition and goodwill associated with both (i) the DAVI, DAVI NAPA and DAVI SKIN trademarks and logo, and (ii) on the name and reputation of Carlo Mondavi, grandson of wine maker Robert Mondavi. In addition, we believe that Mr. Mondavi’s knowledge of grapes and viticulture enhances our chances of building a successful brand name for all-natural grape-based products.

Currently LGHH has opened four DAVI stores in high-level department stores in Seoul, Korea and a fifth store is expected to open shortly. We expect that LGHH will open more DAVI stores in Korea and other Asian territories in 2014. We currently have no distribution agreements in place for the sale and distribution of our existing or proposed products. However, we have contacted a number of high-end luxury retailers and are exploring several different methods of marketing DAVI branded skin care products. As our brand’s association as a luxury product has been further enhanced in the Asian Pacific community, we intend to continue building the brand by offering our skin care products in high-end retailers in the U.S and Europe. We do not, however, have any arrangements in place for the future sale of our products to such retailers.

Government Regulation.

All of our products are, or will be sold “over the counter.” Therefore, we do not have to obtain any Federal Food and Drug Administration (FDA) approvals and we do not plan on doing any clinical testing of any kind. The products containing SPF or any other over the counter ingredients, however, will need to meet FDA testing regulations and the global standards for sales in countries other than the United States.

While we do not believe we need to clinically test our products under the FDA’s rules, some elements of our products may nevertheless be subject to regulation by the FDA and the Federal Trade Commission in the United States, as well as by certain other Federal, state, local regulatory authorities in which our products are sold. Such regulations are expected to principally relate to the ingredients, labeling, packaging and marketing of our products. Until, if ever, that we hire in-house personnel to monitor our compliance with the various regulations that may apply to our products, our goal is to rely on our independent cosmetics manufacturers, packaging designers and companies, and marketing/distribution companies to assist us in our compliance with these regulations.

Employees

As of the date of this Annual Report, we have two full-time employees. The bookkeeping, financial, administrative and operational functions that are not performed by our employees are outsourced to qualified contractors and consultants as deemed necessary.

Research and Development Expenditures

All of the cost of developing the new line of DAVI branded skin care products was borne by LGHH as part of the licensing agreement that we entered into with LGHH. Accordingly, we did not incur any direct research and development costs in 2013. Prior to our LGHH agreement, we engaged a third party laboratory to develop our skin care products for us based on the criteria and know-how of the Company’s executive officers. We do not anticipate that we will incur a material amount expenses in the near future related to the development of our products. The amount spent during each of the last two fiscal years on research and development activities is approximately $24,000.

Competition

The skin care and cosmetic products business is highly competitive. Our products compete against similar, branded products of many large and small companies, including well-known global competitors. We compete with other companies that have far greater experience and financial and other resources than us. Competition in the skin care business is based on pricing of products, the quality of the products, innovation, perceived value, promotional activities, advertising, new product introductions, name recognition, and other factors. It is difficult for us to predict how we will be able to effectively compete with our competitors’ actions in these areas.

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

We also have registered with the United States Patent and Trademark Office in the same class and with the same description as DAVI SKIN the following additional trademarks that we currently use in our skin care business:  DAVI, Reg. No. 4,228,848, Ser. No. 85/412,103, LE GRAND CRU, Reg. No. 4,135,614, Ser. No. 85/462,875, and DAVI NAPA, Reg. No. 4,263,241, Ser. No. 85/412,13. We also filed on December 12, 2012 an application with the United States Patent and Trademark Office for MERITAGE, Ser. No. 85/801,354, in International Class 1 for “combination of cosmetic ingredients used as an integral component of non-medicated skin care preparations”; that application was published for opposition on November 19, 2013.

As part of our plan to expand our skin care presence in Asia, we have registered with the Korean Intellectual Property Office the DAVI, DAVI NAPA and DAVI SKIN trademarks and logo, and we have registered with the Japan Patent Office (“JPO”) the following trademarks: DAVI SKIN (with katakana and design),DAVI (with design), and DAVI NAPA (with design). We also filed on April 24, 2013 a trademark application with the JPO for “LE GRAND CRU”.

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

Since the beginning of 2011, we have directed our efforts on developing a luxury branded line of skin care products based on the “Davi”, “Davi Skin” and “Davi Napa” brands. However, until recently, our products have only been offered and available to consumers through two arrangements (Korean Air and the Peninsula Hotels), and we have had limited products for sale directly to consumers through our website. Although LGHH began selling DAVI products in the third quarter of 2013 in Korea and plans to launch additional DAVI branded stores in other Asian-Pacific territories in 2014, under the LGHH License Agreement, the success of the LGHH License Agreement cannot be accurately forecasted given the limited history of sales.  Additionally, although we now have more than 20 products offered for sale on our website, these products were not available to the public until the fourth quarter of 2013. Due to these factors, during fiscal year 2013, we generated limited revenues from our luxury skin care business.

Because we have had a little under three years of operations, we are subject to all of the risks and uncertainties normally associated with a new business, including potential manufacturing issues, difficulties establishing our marketing and distribution operations, lack of name recognition, lack of adequate capital, difficulties hiring and retaining qualified employees, and difficulties in complying with all applicable federal, state and local regulatory and administrative requirements. As a new company, we expect to incur operating losses until, if ever, we successfully release a line of products that will generate enough revenues to become profitable or thereafter maintain profitability. There is no assurance that we will be able to validate and market products that will generate enough revenues for us to become profitable or thereafter maintain profitability. As a result, the Company cannot predict when, if ever, it might achieve profitability and cannot be certain that it will be able to sustain profitability, if achieved. Our lack of an operating history may make it difficult for you to evaluate our business prospects in connection with an investment in our securities.

We have had operating losses since formation and expect to continue to incur net losses for the near term.

Although we have been in existence since July 2007, we did not enter the luxury brand skin care business until 2011. As of September 30, 2013, we had an accumulated deficit of approximately $1,360,000.   We have reported net losses of approximately $584,000 and $221,000 for the years ended September 30, 2013 and 2012, respectively. Unless our sales and licensing revenues increase significantly, we anticipate that we will continue to incur net losses in the near term.

We currently rely on LGHH to manufacture and provide DAVI branded skin care products to us for our use in the U.S., and, therefore, we would be significantly impacted if LGHH stops providing us with DAVI products.

We have no ability or intention to manufacture our own products and plan to rely entirely on third parties for the manufacture of our ingredients, bottles and packages. All DAVI products that are sold to retail customers are currently manufactured by LGHH for use by LGHH under the LGHH License Agreement. LGHH currently provides us with DAVI branded products that we import from Korea for sale in the U.S. As of the date of the Annual Report, LGHH is not contractually obligated to sell us any of the DAVI skin care products that they manufacture. While LGHH currently supports our efforts to commercially release in the U.S. the DAVI skin care products that were developed under our licensing agreement with LGHH, LGHH could cease selling such products to us at any time. In addition, LGHH could change the price and other terms under which we obtain DAVI products from LGHH. Should we be unable to obtain the DAVI products from LGHH that we anticipate we will need for our retail expansion in the U.S., we would have to find an alternate manufacturer of those products. Manufacturing DAVI products for our own account rather than obtaining the products from LGHH would be expensive, would significantly impede and delay our proposed expansion plans in the U.S., and would be expose us to numerous other hardships. In addition, no assurance can be given that we would be able to manufacture similar high quality products in a cost effective manner. Accordingly, we are currently dependent upon obtaining DAVI products that LGHH manufactures. Should LGHH cease manufacturing DAVI products, or should LGHH cease selling us those products to us, our business, financial condition and future prospects would be significantly negatively impacted.

We have generated limited revenues to date, and we can give no assurance that we will ever be able to generate significant licensing revenues or product sales.

While we believe that we have the ability to increase our licensing revenues in the future, the amount of such sales and licensing revenues is uncertain. Our goal, however, is to generate revenues primarily from product sales. To date, we have had minimal sales of our products. To become profitable, we will have to successfully develop, manufacture, market and sell a number of skin care products.

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

We are currently dependent upon three licensing/royalty agreements for most of our revenues, and the loss of any of these arrangements may have a material negative effect on our financial condition.

During fiscal year 2013, we generated approximately $510,000 of revenues, of which $443,000 represented royalty revenues that we received under our licensing/royalty agreements with Korean Air, Peninsula Hotels and LGHH. Should any of these revenue sources terminate their arrangements, our financial condition could be materially and adversely affected, and our on-going operations could be severely hampered.

We will need significant additional capital, without which we will have to curtail or cease operations.

Our business plan assumes that we will raise debt or equity financing in the near term in order to fund the commercial release of our products and our short term working capital needs. There can be no assurance that sufficient funding will be available to us at acceptable terms, or at all. If we are unable to obtain sufficient financing on a timely basis, the growth of our company and business will be delayed, and we could be forced to reduce the scope of our current and proposed business or otherwise limit or terminate our operations altogether. Any additional equity funding that we obtain will reduce the percentage ownership held by our existing security holders.

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

We compete with numerous companies, including several multi-national companies that have significantly greater financial and other resources.

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

Our ability to compete successfully will depend, in part, on the quality and uniqueness of our products. Although we have trademark protection in the U.S., in Korea and in Japan for our principal trademarked brands, we have no product patent protection for any of our current or proposed products or any of the ingredients or compounds in our products. We may claim proprietary rights in various unpatented technologies, know-how and trade secrets relating to our products and manufacturing processes, and we intend to protect our proprietary rights in our product formulas and operations through contractual obligations with our consultants and vendors. However, because we do not have patent protection on any of our products or compounds, other companies can attempt to compete with us by imitating our products. We cannot guarantee the adequacy of the protections we intend to take to protect our proprietary rights, or that our competitors will not independently develop or produce products or processes that are substantially equivalent or superior to our products or processes.

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

Since our common stock is not listed on the Nasdaq Stock Market, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions) and a “cooling off period” before brokers and dealers can effect transactions in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.                          Properties

The Company leases approximately 1,500 square feet of office space at 9426-9428 Dayton Way, Beverly Hills, California. The lease term expires on January 31, 2016, unless earlier terminated in accordance with the lease. The Company’s monthly base rent expense under the lease is approximately $5,700 per month, which will increase to approximately $6,000 per month beginning February 1, 2014 through the term of the lease, plus payments of approximately $1,000 per month for common area operating expenses. The Company has the option to extend the term of the lease by two additional years.

Item 3.                          Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.                          Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol “MDAV”.

Trading in our common stock has been extremely limited since we were first listed on the OTC Bulletin Board. Trading has been limited in our stock during both 2013 and 2012, and has been sporadic and subject to significant swings in the number of shares sold. The following table sets forth the range of closing prices for our common stock for the quarters indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On May 10, 2012, the Company effected the 1-for-10 reverse stock split that decreased the Company's issued and outstanding shares of common stock from 76,040,000 pre-reverse split shares to 7,604,117 post-reverse split shares. The information in the following table has been retroactively adjusted to reflect the reverse split.

Fiscal Year Ended September 30, 2013	High Bid	Low Bid
First Quarter	$0.18	$0.08
Second Quarter	$0.14	$0.08
Third Quarter	$0.25	$0.10
Fourth Quarter	$0.25	$0.10

Fiscal Year Ended September 30, 2012	High Bid	Low Bid
First Quarter	$0.40	$0.10
Second Quarter	$0.40	$0.10
Third Quarter	$0.48	$0.10
Fourth Quarter	$0.35	$0.10

Holders

As of December 30, 2013, there were approximately 40 holders of record of our common stock based on information provided by our transfer agent. The foregoing number of record holders does not include any persons who hold their Company common stock in “street name.”

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

Recent Sales of Unregistered Securities

On August 8, 2013, we issued to a consultant 200,000 shares of common stock for services rendered during fiscal year 2013 valued at $20,000. On August 23, 2013, we sold 250,000 shares of common stock to an accredited investor for proceeds of $25,000. On September 9, 2013, we sold 500,000 shares of common stock to another accredited investor for proceeds of $50,000. The foregoing securities were exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, because:  (i) the Company did not engage in any general solicitation or general advertising in connection with the offer and sale of any of the securities; (ii) the Company reasonably believed that each consultant and investor had knowledge and experience in financial and business matters such that each such person was capable of evaluating the merits and risks of investing in our securities; (iii) each investor represented he was acquiring the securities for investment purposes only; and (iv) the Company placed appropriate legends and restrictions on transfer on the securities issued.

Repurchase of Securities

We did not repurchase any shares of our common stock during the fourth quarter of the year ended September 30, 2013.

Item 6.                          Selected Financial Data.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Annual Report on Form 10-K, including any documents which may be incorporated by reference into this Annual Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans to develop, market and sell skin care products, and implement our growth strategy, any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products, services or strategic partnerships, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. These statements by their nature involve substantial risks and uncertainties, such as our ability to establish a new business, develop market and sell skin care products, and implement our growth strategy, certain of which are beyond our control. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the SEC. All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this Annual Report.

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

Results of Operations

Year Ended September 30, 2013 (“fiscal 2013”) Compared to the Year Ended September 30, 2012 (“fiscal 2012”)

The following table represents our statement of operations for fiscal 2013 and fiscal 2012:

	Year ended September 30,
	2013		2012
	$	% of Revenues	$	% of Revenues
Sales:
Royalty revenues	$443,245	87%	$435,025	87%
Product sales	66,894	13%	67,393	13%
Total sales	510,139	100%	502,418	100%

Cost of goods sold	9,111	2%	30,813	6%

Gross profit	501,028	98%	471,605	94%

Costs and expenses:
Wages and professional fees	692,208	136%	457,110	91%
Product development	-	-%	23,554	4%
General and administrative	376,686	74%	214,204	43%
Total costs and expenses	1,068,894	191%	694,868	138%

Loss from operations	(567,866)	(111)%	(223,263)	(44)%

Other income (expense):
Interest expense	(15,829)	(3)%	(5,000)	(1)%
Derivative income	-	-%	7,275	1%

Total other income (expense)	(15,829)	(3)%	2,275	-%

Net loss	$(583,695)	(114)%	$(220,988)	(44)%

Sales

Royalty revenues generated during fiscal 2013 and 2012 were primarily the result of royalty agreements we entered into during early 2011 for the sale of DAVI branded skin care products to Peninsula Hotels for use by their hotel clients as in-room amenities, and to Korean Air as on-board amenities for use by Korean Air’s First Class and Business Class passengers. We will be paid a royalty on all sales of DAVI branded products sold by LGHH under the LGHH License Agreement. LGHH commercially released the first DAVI products during the third quarter of fiscal 2013. As a result, we have only earned $25,500 of royalties in fiscal 2013 under the LGHH License Agreement. Our product sales include sales to Korean Air of our Le Grand Cru face creams for re-sale on-board its flights to its passengers and through its Skyshop Magazine. Beginning July 1, 2013, Korean Air purchased the Le Grand Cru face creams for its on-board sales and for its Skyshop Magazine sales directly from LGHH. Accordingly, revenues that we receive from Korean Air's purchases decreased in the fourth quarter of fiscal 2013 and will cease in the future. However, since Korean Air is purchasing DAVI products from LGHH, our licensee, we will receive royalties from LGHH as a result of these purchases in accordance with the LGHH License Agreement. We expect that our royalty revenue will increase in future periods as LGHH continues to roll out DAVI branded products in other retail stores in Seoul, Korea, and in retail stores expected to open in other Asian-Pacific territories in 2014. We also expect our product sales to increase in future periods as we sell our DAVI line of newly developed products through our website.

Cost of Goods Sold

Cost of goods sold during fiscal 2013 decreased approximately 70% in comparison to fiscal 2012. The decrease is due primarily to $16,000 of sales commissions paid on the sale of Le Grand Cru face cream during fiscal 2012, as compared to the payment of only $4,500 of such sales commissions during fiscal 2013. The remainder of cost of goods sold during fiscal 2013 and 2012 relate to the cost of our skin care products sold by Korean Air to its passengers through the Skyshop Magazine and its on-line shop. As Korean Air began purchasing the Le Grand Cru face creams for its on-board sales and for its Skyshop Magazine sales directly from LGHH beginning July 1, 2013, we expect our cost of goods sold and sales commissions related to such sales to continue to decrease in future periods. Since both Peninsula Hotels and Korean Air purchase the DAVI branded hotel room amenities and skin care products directly from our manufacturer, we did not have any cost of goods sold relating to royalty payments made to us under our Peninsula Hotel and Korean Air agreements. Likewise, since we are paid a royalty from sales made by LGHH under the LGHH License Agreement, we will not incur any cost of goods sold as a result of those sales.

Wages and Professional Fees

Wages and professional fees increased 51% in fiscal 2013 in comparison to fiscal 2012 due primarily to stock based compensation expenses related to stock options granted in March and June 2013 to our Chief Executive Officer, Parrish Medley, and a stock option granted in the fourth quarter of fiscal 2013 to a consultant for accounting services, resulting in an additional $262,000 of expense during fiscal 2013. Additionally, nonrecurring services valued at approximately $108,000 were recognized for distributor relations and business development services primarily in connection with the LGHH License Agreement for which warrants were issued in March and April 2013. These increases were offset by decreases in fees relating to advertising and marketing during fiscal 2013 as our primary focus during the year was on developing new skin care products, including working with LGHH to create our new DAVI skincare product line in Korea. We expect advertising and marketing fees related to our skin care products to increase in future periods as we begin marketing the newly developed DAVI branded products.

Product Development

Product development for fiscal 2012 totaled approximately $24,000, and related primarily to services provided by a professional skincare formulator to improve and enhance our skin care products and to develop additional skin care products. In fiscal 2013, we redirected our focus on establishing our product line and, in collaboration with LGHH's research and development team, created a new DAVI skincare product line. However, all product development costs associated with the development of the new skincare product line were incurred by LGHH under the LGHH License Agreement.

General and Administrative Expenses

General and administrative expenses during fiscal 2013 increased 76% in comparison to fiscal 2012. The increase during fiscal 2013 is principally the result of approximately $65,000 of inventory containers and product written off during the period as we switched from the prior version of our products to the new product line we developed with LGHH, a $75,000 payment for the development of a new website in order to improve our e-commerce site and capabilities, and an increase in travel expenses of approximately $46,000 resulting from business development trips to Asia related to the LGHH License Agreement and Korean Air. These increases were offset by a refund received from a chemical manufacturer of approximately $16,000 worth of product which was intended to be used in the production of our Le Grand Cru collection. The product was originally purchased in fiscal 2012 and subsequently found to be defective. During fiscal 2013, we received the refund for the defective product.

Other Income (Expenses)

Other expenses for fiscal 2013 totaled approximately $16,000 and consist of the write-off of the debt discount associated with the beneficial conversion feature on $20,000 of convertible debt and related warrants of the Company, as well as interest expense associated with the convertible debt. On March 25 2013, the debt and all accrued interest were converted into 211,800 shares of common stock. Accordingly, the related debt discount was eliminated. Other income (expense) during fiscal 2012 totaled $2,275 of income, consisting of $5,000 of interest expense and $7,275 of derivative income.

Net Loss

Our net loss for fiscal 2013 and 2012 totaled approximately $584,000 and $221,000, respectively. A significant portion of the increase in our net loss resulted from stock options and warrants granted during the year valued at $370,000 for services which are not expected to be recurring in the future. However, we expect to continue to incur losses into 2014 as we expand our business operations in the U.S. and increase our marketing activities.

Liquidity and Capital Resources

As of September 30, 2013, we had approximately $654,000 in cash, $86,000 of other current assets and working capital of approximately $315,000, compared to approximately $347,000 in cash, $284,000 of other current assets and working capital of approximately $180,000 as of September 30, 2012. To date, our operating activities have been primarily financed from the sales of our securities and royalty payments received (i) as an advance against future royalties under the LGHH License Agreement, and (ii) from sales of our skin care products to Korean Air and the Peninsula Hotel chain.

Our net loss during fiscal 2013 and 2012 was approximately $584,000 and $221,000, respectively. We had net cash used in operating activities of approximately $43,000 during fiscal 2013 and net cash provided by operating activities of approximately $54,000 during fiscal 2012. The decrease in the net cash provided by operating activities resulted primarily from the increase in cash payments made by the Company in fiscal 2013 relating to operating expenses incurred in connection with our growing business.

Net cash used in investing activities during fiscal 2013 was approximately $74,000 and consisted of approximately $54,000 of payments for leasehold improvements to our office space and computer equipment. Additionally, we incurred costs of approximately $20,000 for the acquisition of various intangible assets including the trademark rights for the use of the “DAVISKIN” name in Japan and a license to use certain images on our website.

Net cash provided by financing activities during fiscal 2013 was approximately $425,000 and resulted from the sale of 4,250,000 shares of common stock at $0.10 per share to several accredited investors.

As of September 30, 2013, we have a working capital surplus of approximately $315,000 and the amount of cash we currently have on hand, together with the royalty and product sales revenues we received and expect to receive from Korean Air, the Peninsula Hotel chain, LGHH, and other future revenues we expect to generate from sales of our skin care products through other channels are expected to be sufficient to fund our anticipated working capital needs for the next twelve months. However, additional sources of revenues may be needed to enable us to further implement our business plan or to otherwise continue to grow. Accordingly, we may have to raise additional financing to fund additional product manufacturing costs and other anticipated expenditures related to the roll-out of our retail products. Our business plan also calls for us to market our products through other distribution channels, which will require us to incur additional marketing expenses. We may have to raise additional funds to fund our U.S. retail sales and online marketing initiatives and to be able to engage in other distribution activities.

We presently do not have any available credit, bank financing or other external sources of liquidity. Currently, our only source of cash is derived from the agreements that we have entered into relating to Korean Air in-flight amenities, the Peninsula Hotels in-room amenities and the LGHH License Agreement, as well as from sales of our skincare products generated from our website. Royalty revenue from our skincare products to Korean Air and the Peninsula Hotels since the inception of the agreements through September 30, 2013 resulted in approximately $1,050,000 of revenue. Both arrangements may be terminated at any time. Beginning July 1, 2013, Korean Air began purchasing the Le Grand Cru face creams for direct sale on board its flights and through its SKY SHOP magazine from LGHH. Accordingly, we receive royalty revenue from such purchases instead of revenue from product sales in accordance with the LGHH License Agreement. Product sales to Korean Air from November 2011 through September 30, 2013 resulted in approximately $110,000 of revenue. Although LGHH has begun selling Davi licensed products under the LGHH License Agreement, we are uncertain as to the extent of royalty income that we may recognize in future periods from LGHH's sales of DAVI-branded products. Accordingly, the amount of revenue that we will receive from our current principal sources of revenues is uncertain. Although we anticipate that sales by LGHH will be significant in 2014, we will not receive any cash royalty payments as a result of those sales until LGHH has recouped the $250,000 cash advance LGHH paid us in September 2012. Should any or all of these revenue sources terminate their arrangements with us, our financial condition could be materially and adversely affected, and our on-going operations could be severely hampered. Additionally, our general and administrative expenses, and wages and professional fees are expected to increase in 2014 in connection with our growing business, and we may have to incur additional product branding and marketing expenses to further promote our current and any future products. As a result, we may have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

Our current status as a micro-cap company that has limited operations is expected to make it difficult to obtain financing through the issuance of equity or debt securities. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.   No assurance can be given that we will be able to obtain sufficient capital to meet our future requirements.

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

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Davi Luxury Brand Group, Inc.

Beverly Hills, California

We have audited the accompanying balance sheet of Davi Luxury Brand Group, Inc. (the “Company”) as of September 30, 2013 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davi Luxury Brand Group, Inc. as of September 30, 2013, and the results of its statements of operations, changes in stockholders’ equity, and cash flows for the year ended September 30, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ KBL, LLP

KBL, LLP

New York, NY

December 30, 2013

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Davi Luxury Brand Group, Inc.

Beverly Hills, California

We have audited the accompanying balance sheet of Davi Luxury Brand Group, Inc. (the “Company”) as of September 30, 2012, and the related statements of operations, stockholders' equity, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davi Luxury Brand Group, Inc. as of September 30, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

December 20, 2012

DAVI LUXURY BRAND GROUP, INC.
BALANCE SHEETS

	September 30,
	2013	2012

ASSETS

Current assets:
Cash	$654,346	$346,699
Accounts receivable, net	76,234	207,376
Inventory, net	5,952	74,534
Other assets	3,585	2,192
Total current assets	740,117	630,801

Property and equipment, net	51,809	18,442
Intangible assets, net	69,447	50,000
Security deposit	10,596	21,600

Total assets	$871,969	$720,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$26,876	$72,394
Accounts payable - related party	119,500	138,000
Common stock payable	95,010	-
Deferred revenue	183,250	235,640
Convertible debt, net	-	5,000
Total current liabilities	424,636	451,034

Deferred lease	2,330	2,190

Total liabilities	426,966	453,224

Commitments

Stockholders’ equity:

Common stock, $0.001 par value; 75,000,000 shares authorized; 13,195,917 and 9,284,117 shares issued and outstanding at September 30, 2013 and 2012, respectively	13,196	9,284
Additional paid-in capital	1,791,315	1,034,148
Accumulated deficit	(1,359,508)	(775,813)

Total stockholders’ equity	445,003	267,619

Total liabilities and stockholders’ equity	$871,969	$720,843

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF OPERATIONS

	Year ended September 30,
	2013	2012

Sales
Royalty revenues	$443,245	$435,025
Product sales	66,894	67,393
Total sales	510,139	502,418

Cost of goods sold	9,111	30,813

Gross profit	501,028	471,605

Operating expenses:
Wages and professional fees	692,208	457,110
Product development	-	23,554
General and administrative	376,686	214,204
Total operating expenses	1,068,894	694,868

Loss from operations	(567,866)	(223,263)

Other income (expense)
Interest expense	(15,829)	(5,000)
Derivative income	-	7,275
Total other income (expense)	(15,829)	2,275

Net loss	$(583,695)	$(220,988)

Weighted average number of common shares outstanding - basic and diluted	11,170,603	7,904,395

Net loss per share - basic and diluted	$(0.05)	$(0.03)

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended September 30, 2013 and 2012

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance, September 30, 2011	7,509,117	$ 7,509	$ 826,948	$ (554,825)	$ 279,632
Beneficial conversion feature and warrants associated with convertible debt	-	-	20,000	-	20,000
Issuance of common stock for cash	1,550,000	1,550	153,450	-	155,000
Issuance of common stock for stock payable	70,000	70	(70)	-	-
Issuance of common stock for services rendered	25,000	25	1,325	-	1,350
Issuance of common stock in connection with modification of stock purchase agreement	130,000	130	32,495	-	32,625
Net loss	-	-	-	(220,988)	(220,988)
Balance, September 30, 2012	9,284,117	9,284	1,034,148	(775,813)	267,619
Issuance of common stock for cash	3,500,000	3,500	346,500	-	350,000
Issuance of common stock for accrued wages & bonus	200,000	200	19,800	-	20,000
Issuance of common stock resulting from debt conversion	211,800	212	20,968	-	21,180
Warrants granted for services	-	-	107,502	-	107,502
Stock based compensation	-	-	262,397	-	262,397
Net loss	-	-	-	(583,695)	(583,695)
Balance, September 30, 2013	13,195,917	$ 13,196	$ 1,791,315	$ (1,359,508)	$ 445,003

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(583,695)	$(220,988)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	21,328	16,800
Inventory obsolescence	62,441	-
Stock based compensation	369,899	1,350
Amortization of debt discount	15,000	5,000
Derivative income	-	(7,275)
Changes in operating assets and liabilities
Accounts receivable	131,142	(94,127)
Inventory	6,141	(53,358)
Other assets	(1,393)	45,903
Accounts payable and accrued expenses	(44,338)	33,743
Accounts payable - related parties	1,500	97,000
Common stock payable	20,000	-
Deferred revenue	(52,390)	235,640
Deferred lease	140	(5,724)
Security deposit	11,004	-

Net cash (used in) provided by operating activities	(43,221)	53,964

Cash flows from investing activities
Purchase of fixed assets	(54,193)	(3,458)
Purchase of intangible assets	(19,949)	-

Net cash used in investing activities	(74,142)	(3,458)

Cash flows from financing activities
Proceeds from issuance of common stock payable	75,010	-
Proceeds from sale of stock	350,000	-
Proceeds from sale of common stock and warrants	-	155,000
Proceeds from issuance of convertible debt	-	20,000

Net cash provided by financing activities	425,010	175,000

Net change in cash	307,647	225,506

Cash, beginning of period	346,699	121,193

Cash, end of period	$654,346	$346,699

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash flow investing and financing activities:
Common stock issued for accrued bonus	$20,000	$-
Common stock issued for accrued wages	$72,000	$-
Common stock cancelled for accrued wages	$72,000	$-
Conversion of note payable into common stock	$21,180	$-
Beneficial conversion feature and warrants associated with convertible debt	$-	$20,000
Stock issued in connection with reclassification of derivative liability to permanent equity	$-	$32,625

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

Note 1 ORGANIZATION AND NATURE OF OPERATIONS

Davi Luxury Brand Group, Inc. (“we,” “us,” “our,” “DAVI”, or the “Company”) was incorporated in the State of Nevada on July 26, 2007.   We have developed and are expanding our skin care line/cosmetics business based on a series of grape and botanical-based luxury branded skin care products marketed under the “DAVI”, “DAVI SKIN” and “DAVI NAPA” brand names. Directly, or through our licensees, we have developed and currently market a line of high quality skin care products that are sold as prestige products principally through high-end distribution channels to complement the prestige images associated with the DAVI, DAVI SKIN and DAVI NAPA brands. We are currently targeting high-end retail stores, luxury hotels, and in-flight and duty-free shops of global luxury airlines in order to establish our brand as a luxury product used in first class locations. Our goal is to expand the targeted scope of our sales efforts with respect to upscale department stores and specialty retailers. In addition, our Le Grand Cru collection of products are available for sale through our www.daviskin.com website, and we expect to offer additional products online during fiscal year 2014.

On September 4, 2012, we entered into a Brand and Trademark License Agreement (the “LGHH License Agreement”) with LG Household and Health Care, Ltd. (“LGHH”). Under the LGHH License Agreement, we granted LGHH an exclusive license to manufacture, sell, market and distribute in Korea, Japan, China and other Asian markets DAVI branded skin care, cosmetics, hair care and other products including the right to develop retail outlets and other commercial ventures in the Asian-Pacific region. LGHH commenced sales of DAVI products in fiscal 2013 with the opening of four new DAVI retail stores in Seoul, Korea that are dedicated to the sale of DAVI branded skincare and cosmetic products.  Under the 10-year LGHH License Agreement, LGHH has agreed to pay us a royalty based on the DAVI branded products that it sells in the licensed territory. During fiscal 2013, we have collaborated with LGHH's research and development team to create a new skincare product line utilizing LGHH's advanced technology along with our exclusive Meritage™ Blend and the patented Phytosphere technology - "Phyto-Meritage™" that we use for our products. A full line of these skin care products has now been developed and commercially released in Asia.

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below.

Revenue recognition

The Company is party to licensing agreements whereby products utilizing the DAVI, DAVI SKIN and DAVI NAPA name and certain trademarks are manufactured, sold and/or distributed to the licensees’ customers. The Company recognizes royalty revenue as a percentage of sales of the respective products, in accordance with the individual licensing agreements, in the period in which the sales take place and when collectability is reasonably assured. Product sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize product revenue when risk of loss and title to the product transfers to the consumer. Net sales are comprised of gross revenues less expected returns.

The Company records deferred revenue when it receives payments in advance for the delivery of products that have not yet been purchased by the ultimate consumer and when royalty revenues are received prior to being earned. Prior to June 30, 2013, the Company sold “DAVI” branded products to Korean Air for re-sale on-board and through their Skyshop Magazine. Payments received by the Company from Korean Air for the purchase of the products were not recognized as revenue until the products were sold to Korean Air’s customers. These skin care products are now sold through our licensee LGHH for which we receive royalties. The Company will, at times, receive advance payments for royalties. These payments are deferred and not recognized as revenues until the requisite amount of products have been purchased by the ultimate consumer in accordance with the licensing agreements.

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

Accounts receivable

We extend credit based on our evaluation of the customer’s financial condition.  We carry our accounts receivable at net realizable value. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing high-risk customers financial condition. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due. All outstanding receivables at the end of each quarterly period were collected in a timely manner. Our allowance for doubtful accounts was $0 as of September 30, 2013 and 2012.

Inventory

Inventory as of September 30, 2013 consists primarily of totes provided with the sale of our DAVI, DAVI SKIN and DAVI NAPA skin care products. Inventory at September 30, 2012 consisted primarily of the Davi Le Grand Cru Face Cream on consignment with Korean Air, as well as, containers to be used for our skin care products. Our inventory is valued at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value. During the years ended September 30, 2013 and 2012, we wrote off $62,441 and $0, respectively, of consigned product inventory and container inventory due to the rebranding of our skin care products.

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

Intangible Assets

Intangible assets are valued at the lower of cost or fair value. Expenditures of costs incurred to renew or extend the term of a recognized intangible asset and materially extend the useful life are capitalized. When assets are sold or otherwise written off due to asset impairment, the cost and the related accumulated amortization are removed from the accounts and any realized gain or loss is recognized at that time. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Amortization is computed primarily on the straight-line method for financial statement purposes over the estimated useful life. Estimated useful lives will vary based on the nature of the intangible asset.

Trademarks are valued at the lower of cost of fair value and are accounted for as an indefinite-lived intangible asset. We test our trademarks for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. For indefinite-lived intangible assets if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. No such impairment charge was deemed necessary as of September 30, 2013 or 2012.

Deferred Lease

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

Stock Based Compensation

The Company accounts for share-based payment awards exchanged for employee services at the estimated grant date fair value of the award. Stock options issued are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to five years from the date of grant.  The vesting period of the options issued vary depending on the individual option agreement.

The fair value of stock options granted was determined on the grant date using assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option.  The expected term assumption is determined using the grant and expiration date for the individual grants.  The expected volatility assumption is based on the standard deviation of the Company’s underlying stock price’s daily logarithmic returns. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock.  The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions.

The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded.  The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

The Company accounts for equity instruments issued to non-employees for services and goods under Accounting Standard Codification Topic 505-50 “Equity-Based Payments to Non-Employees”. The fair value of stock option awards and warrants are estimated using a Black-Scholes valuation model consistent with the method used for equity instruments issued to employees as discussed above. The fair value associated with those securities issued is recognized in the same manner as if the Company had paid cash for the services instead of paying with or using the equity instruments, and expensed over the period in which the Company receives the related services.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including estimates for stock based compensation, inventory obsolescence, and valuation allowances related to the deferred tax assets.  Actual results could differ from those estimates.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to ASC 260 “Earnings Per Share”.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. For the years ended September 30, 2013 and 2012, potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of fully diluted net loss per common share.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statements of operations.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in fiscal 2013. These reclassifications have no impact on net loss.

Recently Issued Accounting Pronouncements

During July 2013, the FASB issued an Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”)”. The objective of ASU 2013-11 is to clarify the financial presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years beginning after December 15, 2013. The Company does not expect that the adoption of ASU 2013-11 will have a significant impact on the presentation of its financial statements.

During July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. ASU 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of ASU 2012-02 did not have an impact on the carrying value of our trademarks.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, Parrish Medley, the Company’s Chief Executive Officer, agreed to accrue a portion of the amounts owed to him under his employment agreement. As of September 30, 2013, the Company owed $119,500 for such accrued wages.

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

Note 4 CUSTOMER CONCENTRATIONS

During the year ended September 30, 2013 and 2012, 68% and 73%, respectively, of our sales were generated from royalty revenues under a license agreement to provide DAVI branded products to passengers of Korean Air. The Company’s reliance on this licensing agreement makes us vulnerable to the risk of a near-term severe impact. Should the licensee terminate the license agreement, our financial condition could be materially and adversely affected, and our on-going operations could be severely hampered. Included in accounts receivable at September 30, 2013 was approximately $59,000 owed by Korean Air which had been collected as of the date of this report.

In addition, we have two other customers who accounted for 13% and 11% of total sales in fiscal 2013. Management does not anticipate that a loss of either of these customers would have a material adverse effect on the Company.

Note 5 PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	September 30,
	2013	2012
Leasehold improvements	$58,228	$16,429
Office furniture	29,784	20,456
Computers and office equipment	8,345	5,279
Less: accumulated depreciation	(44,548)	(23,722)

Total property and equipment, net	$51,809	$18,442

Depreciation expense for the years ended September 30, 2013 and 2012 was $20,826 and $16,800, respectively.

Note 6 CONVERTIBLE DEBT

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

Upon conversion of the Convertible Note the remaining note discount was expensed resulting in $15,000 charged to interest expense for the year ended September 30, 2013.

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

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

		September 30,
		2013	2012
Refundable Federal income tax attributable to:
Current operations		$198,000	$75,100
Less:	Stock based compensation expense	(89,000)	(400)
	Change in valuation allowance	(109,000)	(74,700)
Net refundable amount		$-	$-

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

		September 30,
		2013	2012
Deferred tax asset attributable to:
Net operating losses carried forward		$342,600	$233,600
Less:	Valuation allowance	(342,600)	(233,600)
Net deferred tax asset		$-	$-

The Company has determined that a valuation allowance of $342,600 at September 30, 2013, is necessary to reduce the deferred tax assets to the amount that will more than likely not be realized. The change in valuation allowance for 2013 was $109,000.  As of September 30, 2013, the Company has a net operating loss carry-forward of approximately $1,009,000, which is available to offset future federal taxable income, if any, with expiration beginning 2028.

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

During fiscal 2013 the Company sold 3,500,000 shares of common stock to accredited investors for total proceeds of $350,000 in cash, issued 211,800 shares of common stock for the conversion of $21,180 of debt and accrued interest and issued 200,000 shares of common stock to Mr. Medley as a performance bonus valued at $20,000. Additionally, as of September 30, 2013, the Company had received proceeds of $75,010 from accredited investors for the purchase of 750,000 shares of common stock and granted 200,000 shares of common stock as payment in full to a consultant for services valued at $20,000. These shares were not issued until subsequent to our fiscal year end and accordingly there is a common stock payable totaling $95,010 included on our Balance Sheet at September 30, 2013.

On June 24, 2013, the Company and Mr. Medley mutually rescinded the Company's issuance to Mr. Medley of 720,000 shares of common stock, valued at $72,000. The shares had originally been issued to Mr. Medley on February 28, 2013, in lieu of and as payment in full of $72,000 of accrued but unpaid salary that the Company owed Mr. Medley under his employment agreement with the Company. The Company and Mr. Medley instead determined on June 24, 2013 to, in exchange for Mr. Medley's willingness to defer payment of $72,000 of unpaid wages and salary, (i) permit the Company, at its option, to pay the foregoing, unpaid salary in cash at any time and (ii) give Mr. Medley an option to purchase 720,000 shares of common stock at a price of $0.10 per share.

During fiscal 2012 the Company had stock sales to accredited investors of 1,550,000 common shares for total proceeds of $155,000 in cash.

During August 2011, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) whereby the Company sold 70,000 shares (the “Shares”) and a one-year warrant to purchase up to 29,960 shares of our common stock (the “Warrant Shares”) to a single accredited investor for an aggregate purchase price of $52,500 which was recorded as a common stock payable at September 30, 2011 as the shares were not issued to the investor until February 7, 2012. The warrant was exercisable at a price of $1.50 per share and expired on August 5, 2012. Effective May 16, 2012, the Stock Purchase Agreement was amended requiring that the Company issue an additional 130,000 shares of common stock to the investor in exchange for the removal of certain price protection provisions included in the Stock Purchase Agreement. The Shares had a price protection feature that ensured the aggregate value of the Shares would be equal to or greater than $52,500 on August 10, 2012; however, the May 16, 2012 amendment to the Stock Purchase Agreement removed that price protection feature. In addition, if exercised, the Warrant Shares had a price protection feature that ensured the value of the Warrant Shares on the date that is one year after the date the Warrant Shares are purchased would be equal to or greater than the aggregate price paid for the Warrant Shares; however, the May 16, 2012 amendment to the Stock Purchase Agreement removed that price protection feature. In connection with the sale of the Shares during the fiscal year ended September 30, 2011, the Company applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the price protection features attached to the Shares were accounted for as derivative liabilities at the date of sale and adjusted to fair value through earnings at each reporting date. The resulting value was allocated to the proceeds received and applied as a discount to the stock payable account in paid-in capital on the balance sheet. In connection with the May 16, 2012 amendment to the Stock Purchase Agreement, the Company applied the guidance of FASB ASC Topic No. 815-40-35. Accordingly, the derivative was re-valued on May 16, 2012 to an approximate fair value of $32,625, resulting in net derivative income of $7,275 during fiscal year 2012. Also in accordance with FASB ASC Topic No. 815-40-35, the re-valued derivative balance on May 16, 2012 was reclassified to paid-in-capital. The 130,000 additional shares were issued to the investor on July 16, 2012.

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

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to accredited investors and consultants as compensation for services rendered, as well as, in conjunction with the purchase of our common stock. A summary of the Company’s warrants activity and related information for the year ended September 30, 2013 is provided below.

In conjunction with the sale of 2,000,000 shares of common stock sold during fiscal 2013 we granted to the investors, for no additional consideration, one-year warrants to purchase up to an aggregate of 500,000 shares of common stock at an exercise price of $0.10 per share. The relative fair value of the warrants at the date of grant was estimated at approximately $100,800 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 306%, risk-free interest rate 0.11%, and expected life of 1.0 year. The warrants are exercisable at any time.

During fiscal 2013 the Company issued to independent consultants warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $0.10 per share. The Company issued the warrants as consideration for business development services provided. The fair value of the warrants was estimated to be $107,502 using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 306%, risk-free interest rate 0.14% - 0.12%, and expected life of 1-2 years and is included in stock based compensation in the accompanying statement of operations. In addition, we issued to a consultant a warrant to purchase up to 375,000 shares of common stock at an exercise price of $0.10 per share, which will vest and become exercisable as of the date that the consultant introduces the Company to at least three potential strategic partners or licensees of the Company’s products. In accordance with ASC 505-50-25-4, the expense related to these warrants will not be recognized until the performance condition has been met.

Number of
Warrants

Outstanding and exercisable at September 30, 2011	144,960
Warrants exercised	-
Warrants granted	250,000
Warrants expired	(29,960)
Outstanding and exercisable at September 30, 2012	365,000
Warrants exercised	-
Warrants granted	1,875,000
Warrants expired	(365,000)
Outstanding at September 30, 2013	1,875,000

Stock Warrants as of September 30, 2013
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable

$0.10	1,875,000	0.80	1,500,000

Common Stock Options

Since inception, the Company has issued options to purchase shares of the Company’s common stock to employees and consultants as compensation for services rendered. A summary of the Company’s options activity and related information for the year ended September 30, 2013 is provided below.

Option awards with performance and service conditions

On February 28, 2013, we granted to Mr. Medley a three-year non-qualified stock option to purchase up to 1,600,000 shares of our common stock at an exercise price equal to $0.10 per share, which was the closing market price of our common stock on February 28, 2013 (i.e., the date of grant).  The option will vest and become exercisable only if, and to the extent, the Company achieves the following milestones related to the Company’s trademark products (“Davi Products”):  (i) 400,000 shares of the option vested on the date that a recent licensee commercially releases Davi Products in Asia; (ii) 400,000 shares of the option will vest when certain licensed sales of Davi Products exceed $2,000,000; (iii) 400,000 shares of the option will vest when certain licensed sales of Davi Products exceed $5,000,000; and (iv) 400,000 shares of the option will vest on the date that we commercially launch any Davi Product in the U.S., other than on our website; provided, in each case, that Mr. Medley remains in our continuous employ through such vesting date.

Option awards with no performance or service requirements

On June 24, 2013, we granted to Mr. Medley a fully vested, non-qualified stock option to purchase up to 720,000 shares of our common stock anytime before September 30, 2015 at an exercise price equal to $0.10 per share, which was the closing market price of our common stock on June 24, 2013 (i.e., the date of grant).

On August 8, 2013, we granted to a consultant a fully vested, five-year non-qualified stock option to purchase up to 1,000,000 shares of our common stock at an exercise price equal to $0.10 per share, which was the closing market price of our common stock on August 8, 2013 (i.e., the date of grant).

The fair value of these 3,320,000 options was estimated using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 229% - 338%, risk-free interest rate 0.69% - 1.36% and expected life of 27 – 60 months.

Compensation expense recognized for the above noted awards for the year ended September 30, 2013 amounted to $262,397 and is included in stock based compensation in the accompanying statement of operations. Unamortized compensation cost for these awards amounted to $62,864 and will be amortized over the remaining vesting term of the option awards.

A summary of option activity under the Company’s employee stock option plan for the year ended September 30, 2013, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at September 30, 2012	$ -	$ -	-	$ -
Options granted	3,320,000	$0.10	3.44	325,260
Options exercised	-	-	-	-
Options cancelled/ forfeited/ expired	-	-	-	-
Outstanding at September 30, 2013	3,320,000	$0.10	3.06	$325,260

Exercisable at September 30, 2013	2,120,000	$0.10	3.42	$262,397

Note 9 COMMITMENTS AND CONTINGENCIES

As of January 18, 2011, the Company entered into a lease with Resco LP, a California limited partnership for the office that the Company is leasing. Under the lease, the Company occupies approximately 1,500 square feet of office space at 9426-9428 Dayton Way, Beverly Hills, California. The lease term expires on January 31, 2016, unless terminated earlier in accordance with the lease. The Company’s monthly rent expense under the lease is approximately $5,700 per month, plus payments of approximately $1,000 per month for common area operating expenses. The Company has the option to extend the term of the lease by two additional years.

At September 30, 2013, aggregate future minimum payments under the lease (including common area operating expense) is as follows:

2014	$82,743
2015	85,225
2016	28,687
Total	$196,655

Lease expense for the years ended September 30, 2013 and 2012 were $76,033 and $67,560, respectively.

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

Note 10 SUBSEQUENT EVENTS

During October 2013, we purchased inventory consisting of products from the new DAVI skin care product line from LGHH valued at approximately $35,000. The inventory will be used to fulfill orders made on our website and in any retail stores that may offer for sale DAVI products in the future.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management (consisting of our Chief Executive Officer, who also serves as our interim Chief Financial Officer) is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management and consultants of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the fiscal year ended September 30, 2013. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2013 due to the circumstances noted below in management’s report on internal control over financial reporting.

Management will not be able to implement a more effective system to ensure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately until we hire additional staff. While we anticipate that we will in the future hire the employees necessary to implement and maintain appropriate controls and procedures, no assurance can be made at this point that the implementation of such controls and procedures will be completed in the near future or that they will be adequate once implemented.

(b)    Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act.  Our management conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2013.

In connection with the preparation of our financial statements for the year ended September 30, 2013 and 2012 certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; (ii) inability to have multiple levels of transaction review and (iii) insufficient Board of Directors representation.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

(c)    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

From August 8, 2013 to September 9, 2013, we approved the issuance of securities of the Company as described below:

On August 8, 2013, we approved the issuance to a consultant of 200,000 shares of common stock for finance, accounting and business development services rendered during fiscal year 2013 valued at $20,000, and a five-year, fully-vested option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.10 per share in recognition of such consultant's services to the Company since March 2011.

On August 22, 2013, we issued to a consultant a one-year warrant to purchase up to 375,000 shares of common stock of the Company, at an exercise price equal to $0.10 per share, which will vest and become exercisable as of the date that the consultant has introduced the Company to at least three potential strategic partners or licensees of the Company's products.

On August 23, 2013, we sold 250,000 shares of common stock to an accredited investor for proceeds of $25,000. On September 9, 2013, we sold 500,000 shares of common stock to another accredited investor for proceeds of $50,000. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position held by each of our executive officers and directors as of December 27, 2013:

Name	Age	Position
Parrish Medley	52	President, Chief Executive Officer, interim Chief Financial Officer and Chairman of the Board

Our director will serve until the next annual meeting of the stockholders of the Company or until his successor is elected and qualified.

Our Chief Executive Officer serves pursuant to an employment agreement that will continue until January 1, 2015, subject to earlier termination as provided in the employment agreement. See “Item 11, Employment Agreement” for a summary of the material terms of employment agreements between the Company and our officer.

Biographical information

Parrish Medley was appointed as President, Chief Executive Officer, and a director of this company in December 2010. In February 2012, Mr. Medley was appointed the Company’s interim Chief Financial Officer and in May, 2012, Mr. Medley was appointed Chairman of the Board. Mr. Medley also was the President, Chief Executive Officer, and a director of UHF Logistics Group, Inc. (formerly Regal Group, Inc.), a public company engaged in the business of developing and integrating off-the-shelf and proprietary RFID solutions, from February 2010 until December 23, 2011. In 2003, Mr. Medley co-founded Davi Skin, Inc. and subsequently served as its President until December 2006. Between 2006 and 2010, Mr. Medley was involved in real estate and venture capital investments for his own account. Mr. Medley was a venture capitalist and a private money manager from 1997 to 2004. His previous experience includes roles as manager and financial consultant for numerous registered broker dealers, including Bear Stearns & Co. From 1999 to 2001, Mr. Medley was a partner at Century Financial Partners, a venture capital firm. Mr. Medley also founded Palm Beach Tan, Inc., one of the nation’s largest indoor chains and franchise operations, as well as Mystic Tan, one of the largest spray on tanning systems in the world. Mr. Medley graduated from Southern Methodist University in 1986 with a Bachelor’s degree in Business Administration. We believe that Mr. Medley's executive management experience with public companies that do business and background in financial business transactions makes him qualified to serve as our President and Chief Executive Officer, and as a director.

Family Relationships

There are no family relationships among any of the executive officers and directors, as Mr. Medley is our sole officer and director as of the date of this Annual Report.

Nominations of Directors

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Board Committees

Pursuant to our Bylaws, our Board of Directors may establish committees of one or more directors from time-to-time, as it deems appropriate. Our common stock is quoted on the OTC Bulletin Board under the symbol “MDAV.” The OTC Bulletin Board does not maintain any standards requiring us to establish or maintain an audit, nominating or compensation committee. As of December 27, 2013, our Board of Directors does not maintain any audit, nominating or compensation committee, or any other committees. The Company does not have an audit committee financial expert.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based on our review of copies of such forms we have received, the Company believes that during its most recent fiscal year ended September 30, 2013, its executive officers, directors and greater than 10% stockholders complied with the filing requirements under Section 16(a), except as follows:

•	Reports on Form 4 of three transactions by Mr. Medley were filed late.
•	A Report on Form 3 of two greater than 10% stockholders listed in the beneficial stock ownership table under Item 12, below, has not been filed.

Item 11. Executive Compensation.

Summary Compensation Table.

The following table sets forth certain information concerning the compensation for services rendered to us in all capacities for the fiscal years ended September 30, 2013 and 2012 of all persons who served as our principal executive officer during the fiscal year ended September 30, 2013. No other executive officers earned annual compensation during the fiscal year ended September 30, 2013 that exceeded $100,000. The principal executive officer is referred to as the “Named Executive Officer.”

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 09/30	Salary Paid or Accrued	Bonus Paid or Accrued	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)(2)	($)(3)	($)	($)	($)(4)	($)

Parrish Medley	2013	124,000	0	20,000(1)	159,372(1)	0	0	0	303,372
President, CEO, Interim CFO Chairman (Principal Executive and Interim Principal Financial Officer)	2012	96,000	0	0	0	0	0	0	96,000

(1)	Effective February 28, 2013, the Company (i) issued Mr. Medley 200,000 shares of common stock valued at $0.10 per share as a performance bonus, and (ii) granted Mr. Medley a stock option to purchase up to 1,600,000 shares of common stock at an exercise price equal to $0.10 per share (which vest and become exercisable only if, and to the extent, the Company achieves certain milestones related to the Company’s trademark products). Effective June 24, 2013, we granted Mr. Medley a stock option to purchase up to 720,000 shares of common stock at an exercise price equal to $0.10 per share in consideration for Mr. Medley's willingness to defer payment of certain accrued but unpaid wages totaling $72,000. Such option is exercisable at any time prior to the option’s expiration date on September 30, 2015. The Salary Conversion Agreement, dated as of June 24, 2013, between the Company and Mr. Medley was corrected and replaced with the Salary Deferral Agreement, dated as of June 24, 2013, between the Company and Mr. Medley, to reflect the deferral of the $72,000 in accrued but unpaid wages owed to Mr. Medley, and the Company’s grant to Mr. Medley of the foregoing option to purchase 720,000 shares of common stock. Effective as of June 30, 2013, Mr. Medley waived any right he had to exercise the option by offsetting any amounts then owed to Mr. Medley by the Company as payment of the exercise price.
(2)	The values shown in this column represent the aggregate grant date fair value of stock awards granted during the fiscal year, in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the stock awards, refer to Notes 8 of our financial statements in this Annual Report.
(3)	The values shown in this column represent the aggregate grant date fair value of equity-based awards granted during the fiscal year, in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the option grants, refer to Note 8 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, which is being expensed over the vesting period of the option awards, and does not correspond to the actual value that may be recognized by the named executive from these awards.
(4)	The values shown in this column include additional employee benefits paid including auto, health insurance, and cellular phone service.

Equity Awards

Outstanding Equity Awards

The following table sets forth information as of September 30, 2013 concerning unexercised options, unvested stock and equity incentive plan awards for the Named Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Parrish Medley	400,000(1)	1,200,000	--	$0.10/share	2/28/2016	--	--	--	--

	720,000(2)	--	--	$0.10/share	9/30/2015	--	--	--	--
(1)	As an incentive to Mr. Medley to further monetize the LGHH License Agreement and further expand the Company’s presence in the U.S. market, on February 28, 2013, we granted Mr. Medley a three-year option to purchase up to 1,600,000 shares of the Company’s common stock at a price of $0.10 per share. The option will vest and become exercisable only if, and to the extent, the Company achieves the following milestones related to the Company’s trademark products (“Davi Products”): (i) 400,000 shares of the option vested on the date that LGHH commercially released a Davi Product in Asia; (ii) 400,000 shares of the option will vest when LGHH reports that sales of Davi Products exceed $2,000,000; (iii) 400,000 shares of the option will vest when LGHH reports that sales of Davi Products exceed $5,000,000; and (iv) 400,000 shares of the option will vest on the date that we commercially launch any Davi Product in the U.S., other than on our website.
(2)

As consideration for the Company's deferral of the payment to Mr. Medley of certain accrued but unpaid wages totaling $72,000, as of June 24, 2013, we granted Mr. Medley an option to purchase 720,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The option is exercisable at any time prior to the option’s expiration date on September 30, 2015.

Compensation of Directors

No director has received compensation for his services as a director for fiscal 2013.

Employment Agreement

Employment Agreement with Parrish Medley

On January 25, 2011, the Company entered into an employment agreement with Mr. Medley, pursuant to which Mr. Medley agreed to serve as the Company’s Chief Executive Officer. The employment agreement will continue until January 1, 2015, subject to earlier termination as provided in the employment agreement. Under the employment agreement, Mr. Medley was entitled to be paid $8,000 per month for his service as Chief Executive Officer. Effective March 1, 2013, Mr. Medley’s salary was increased to $12,000 per month.

Equity Compensation Plans

We have no equity compensation plans as of the date of this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 27, 2013 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our named executive officers identified in the "Summary Compensation Table" under "Executive Compensation" in this Annual Report who was still serving in such capacity on December 27, 2013 and each of our directors and (c) by all executive officers and directors of the Company as a group. As of December 27, 2013, there were 14,145,917 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Named Executive Officer and Directors:

Parrish Medley, President, CEO, Interim CFO and Chairman of the Board (9426 Dayton Way, Beverly Hills, CA 90210)	2,070,000(2)	13.56%

All Named Executive Officers and Directors as a group (1 person)	2,070,000	13.56%
Owners of More Than 5% of Common Stock
Carlo Mondavi PO Box 2 Oakville, CA 94562	1,875,000(3)	13.25%
Peter Kim 1231 South Gerhart Ave, Commerce, CA 90022	1,011,800	7.15%
Frank Mancuso 9440 Santa Monica Blvd #400, Beverly Hills, CA 90210	1,500,000(4)	10.60%
Gavin Rubin 10947 Wonderland Trail, Dallas, TX 75229	1,500,000(5)	10.60%
Robert Dankanyin 20700 Rockpoint Road, Malibu, CA 90265	1,000,000(6)	7.07%
Murray Williams 2079 Culmination Lane, Las Vegas, NV 89119	1,200,000(7)	7.92%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	The 1,483,333 shares beneficially owned include 950,000 shares of common stock, and 533,333 stock options.
(3)	Represents shares registered to Carlo C. Mondavi, Trustee of the Carlo C. Mondavi 2011 Separate Property Trust dated May 17, 2011.
(4)	The 1,500,000 shares beneficially owned include (i) a warrant to purchase 250,000 shares of common stock registered to Frank Mancuso, and (ii) 250,000 shares of common stock registered to FMG3. Mr. Mancuso has voting and investment control over such shares.
(5)	The 1,500,000 shares beneficially owned include a warrant to purchase 250,000 shares of common stock.
(6)	Mr. Dankanyin shares voting and investment control over such shares with four other individuals who each hold 250,000 shares with Mr. Dankanyin
(7)	The 1,200,000 shares beneficially owned include a fully-vested, five-year option to purchase up to 1,000,000 shares of common stock, at an exercise price of $0.10 per share, which the Company granted on August 8, 2013.

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

The Company has an oral agreement with FA Corp to provide accounting and financial consulting services on an as needed basis. Murray Williams, President and CEO of FA Corp, is also a shareholder of the Company. FA Corp charges the Company for services rendered on a monthly basis. In fiscal 2013 the Company paid FA Corp approximately $40,000 and granted Mr. Williams 200,000 shares of common stock valued at $20,000 and a fully-vested, five-year option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.10 per share for such services.

Promoters and Certain Control Persons

None.

Item 14.                      Principal Accountant Fees and Services.

(a)    Previous independent auditor

On June 26, 2013, we dismissed LBB & Associates Ltd., LLP as our independent auditor. This dismissal of LBB & Associates was approved by our board of directors (we have no audit committee).

LBB & Associates Ltd., LLP’s reports on our consolidated financial statements for each of our fiscal years ended September 30, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that each of such reports contained a going concern qualification.

During the years ended September 30, 2012 and 2011 and the interim period between September 30, 2012 and June 26, 2013: (i) there were no disagreements between our company and LBB & Associates Ltd., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to LBB & Associates Ltd., LLP’s satisfaction, would have caused LBB & Associates Ltd., LLP to make reference to the subject matter of the disagreement in connection with its report for such years; and (ii) LBB & Associates Ltd., LLP did not advise us of any of the events requiring reporting in this Current Report on Form 8-K under Item 304(a)(1)(v) of Regulation S-K.

(b)    New independent auditor

On June 25, 2013, we engaged KBL, LLP to serve as our independent auditors for the fiscal year ending September 30, 2013. The engagement of KBL, LLP was approved by our board of directors.

During the years ended September 30, 2012 and 2011 and the interim period between September 30, 2012 and June 25, 2013, neither we nor anyone acting on our behalf consulted KBL, LLP regarding either (i) the application of accounting principles to a specific, completed or proposed transaction, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

The following table shows the fees that were paid or accrued by us for audit and other services during the fiscal years ended September 30, 2013 and 2012:

	Fiscal year ended September 30, 2013	Fiscal year ended September 30, 2012
Audit Fees	$31,790(1)	$33,010
Audit Related Fees	$0	$0
All Other Fees	$0	$0

(1) Fees attributable to KBL, LLP during fiscal 2013 totaled $3,750.

Audit Fees. Consists of fees billed and estimated for professional services rendered for the audit of the Company’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

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

Item 15.                      Exhibits, Financial Statement Schedules.

(a)                Financial Statements

See pages 15 through 30 in this report for the following information:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b)                Exhibits

INDEX TO EXHIBITS

Number	Exhibit Description
3.1	Articles of Incorporation. (1)
3.2 3.3	Certificate of Change Pursuant to NRS 78.209. (2) Bylaws. (5)
4.1	Form of Warrant to Purchase Shares of Common Stock of Davi Luxury Brand Group, Inc., Issued in to investors in 2013.**
10.1	Form of Indemnification Agreement entered into between Davi Luxury Brand Group, Inc. and its executive officers and directors. (4)
10.2	Employment Agreement, dated January 25, 2011, between Parrish Medley and Davi Luxury Brand Group, Inc. (3)
10.3	Industrial/Commercial Multi-Tenant Lease, dated January 18, 2011, between Resco LP and Davi Luxury Brand Group, Inc. (3)
10.4 10.5 10.6 10.7

First Amendment to Standard Industrial/Commercial Multi-Tenant Lease, dated July 6, 2012, between Resco, LP and Davi Luxury Brand Group, Inc.(7)

Form of Davi Luxury Brand Group, Inc. Subscription Agreement.(8)

Stock Option Agreement, effective as of February 28, 2013, between Davi Luxury Brand Group, Inc. and Parrish Medley.*(8)

Salary Deferral Agreement, entered into as of June 24, 2013, between Davi Luxury Brand Group, Inc. and Parrish Medley, and Salary Deferral Agreement Waiver, effective as of June 30, 2013, by Parrish Medley.* **

10.8	Brand and Trademark License Agreement, dated September 15, 2012, between Davi Luxury Brand Group, Inc. and LG Household and Health Care**+
14.1	Code of Ethics.(6)
31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

__________________________

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.

+   This exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and have been marked by an asterisk.

(1)	Filed as an exhibit to our registration statement on Form S-1 filed December 31, 2008 and incorporated herein by this reference.
(2)	Filed as an exhibit to our quarterly report on Form 10-Q filed May 15, 2012 and incorporated herein by this reference.
(3)	Filed as an exhibit to our quarterly report on Form 10-Q filed February 14, 2011 and incorporated herein by this reference.
(4)	Filed as an exhibit to our current report on Form 8-K filed January 31, 2011 and incorporated herein by this reference.
(5)	Filed as an exhibit to our annual report on Form 10-K filed January 6, 2012 and incorporated herein by this reference.
(6)	Filed as an exhibit to our annual report on Form 10-K filed November 16, 2009 and incorporated herein by this reference.
(7)	Filed as an exhibit to our annual report on Form 10-K filed December 28, 2012 and incorporated herein by this reference.
(8)	Filed as an exhibit to our quarterly report on Form 10-Q filed May 15, 2013 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 30, 2013	DAVI LUXURY BRAND GROUP, INC. By: /s/ Parrish Medley Parrish Medley President, Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

December 30, 2013	By: /s/ Parrish Medley Parrish Medley, Sole Director, President, Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

