Form 10-Q
period 2013-12-31
DAVI LUXURY BRAND GROUP, INC.
filed 2014-02-07
CIK 1450552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 7, 2014 the issuer had 14,145,917 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

DAVI LUXURY BRAND GROUP, INC.

For the quarter ended December 31, 2013

FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS.

DAVI LUXURY BRAND GROUP, INC.
BALANCE SHEETS

	December 31, 2013	September 30, 2013
	(Unaudited)
ASSETS

Current assets:
Cash	$529,526	$654,346
Accounts receivable, net	70,450	76,234
Inventory, net	39,980	5,952
Other assets	2,566	3,585
Total current assets	642,522	740,117

Property and equipment, net	57,047	51,809
Intangible assets, net	68,301	69,447
Security deposit	10,596	10,596

Total assets	$778,466	$871,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$89,694	$26,876
Accounts payable - related party	127,900	119,500
Common stock payable	—	95,010
Deferred revenue	173,797	183,250
Total current liabilities	391,391	424,636

Deferred lease	2,750	2,330

Total liabilities	394,141	426,966

Commitments

Stockholders’ equity:

Common stock, $0.001 par value; 75,000,000 shares authorized; 14,145,917 and 13,195,917 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively	14,146	13,196
Additional paid-in capital	1,913,942	1,791,315
Accumulated deficit	(1,543,763)	(1,359,508)

Total stockholders’ equity	384,325	445,003

Total liabilities and stockholders’ equity	$778,466	$871,969

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2013	2012

Sales
Royalty revenues	$79,453	$127,183
Product sales	3,658	27,478
Total sales	83,111	154,661

Cost of goods sold	1,087	6,886

Gross profit	82,024	147,775

Operating expenses:
Wages and professional fees	203,675	104,818
Product development	—	1,640
General and administrative	62,604	68,931
Total operating expenses	266,279	175,389

Loss from operations	(184,255)	(27,614)

Other expense
Interest expense	—	5,403
Total other expense	—	5,403

Net loss	$(184,255)	$(33,017)

Weighted average number of common shares outstanding - basic and diluted	13,443,200	9,284,117

Net loss per share - basic and diluted	$(0.01)	$(0.00)

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(184,255)	$(33,017)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	8,438	4,699
Stock based compensation	28,567	—
Amortization of debt discount	—	5,000
Changes in operating assets and liabilities
Accounts receivable	5,784	50,943
Inventory	(34,028)	1,565
Other assets	1,019	(4,940)
Accounts payable and accrued expenses	62,818	9,931
Accounts payable - related parties	8,400	4,000
Deferred revenue	(9,453)	6,968
Deferred lease	420	(663)

Net cash (used in) provided by operating activities	(112,290)	44,486

Cash flows from investing activities
Purchase of fixed assets	(12,530)	(8,825)

Net cash used in investing activities	(12,530)	(8,825)

Net change in cash	(124,820)	35,661

Cash, beginning of period	654,346	346,699

Cash, end of period	$529,526	$382,360

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

Supplemental disclosure of non-cash flow investing and financing activities:
Common stock issued for common stock payable	$95,010	$—

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

Note 1 ORGANIZATION AND NATURE OF OPERATIONS

Davi Luxury Brand Group, Inc. (“we,” “us,” “our,” “DAVI”, or the “Company”) was incorporated in the State of Nevada on July 26, 2007.   We have developed and are expanding our skin care line/cosmetics business based on a series of grape and botanical-based luxury branded skin care products marketed under the “DAVI”, “DAVI SKIN” and “DAVI NAPA” brand names. Directly, or through our licensees, we have developed and currently market a line of high quality skin care products that are sold as prestige products principally through high-end distribution channels to complement the prestige images associated with the DAVI, DAVI SKIN and DAVI NAPA brands. We are currently targeting high-end retail stores, luxury hotels, and in-flight and duty-free shops of global luxury airlines in order to establish our brand as a luxury product used in first class locations. Our goal is to expand the targeted scope of our sales efforts with respect to upscale department stores and specialty retailers. In addition, our Le Grand Cru collection of products are available for sale through our www.daviskin.com website, and we expect to offer additional products online through out fiscal 2014.

On September 4, 2012, we entered into a Brand and Trademark License Agreement (the “LGHH License Agreement”) with LG Household and Health Care, Ltd. (“LGHH”). Under the LGHH License Agreement, we granted LGHH an exclusive license to manufacture, sell, market and distribute in Korea, Japan, China and other Asian markets DAVI branded skin care, cosmetics, hair care and other products including the right to develop retail outlets and other commercial ventures in the Asian-Pacific region. LGHH commenced sales of DAVI products in fiscal 2013 with the opening of four new DAVI retail stores in Seoul, Korea that are dedicated to the sale of DAVI branded skincare and cosmetic products. Under the 10-year LGHH License Agreement, LGHH has agreed to pay us a royalty based on the DAVI branded products that it sells in the licensed territory. During fiscal 2013, we collaborated with LGHH's research and development team to create a new skincare product line utilizing LGHH's advanced technology along with our exclusive Meritage™ Blend and the patented Phytosphere technology - "Phyto-Meritage™" that we use for our products. A full line of these skin care products has now been developed and commercially released in Asia, as well as, in the U.S. on our www.daviskin.com website.

The LGHH License Agreement grants LGHH the right to commercialize DAVI branded women's and men's skincare and cosmetics, including the development of retail outlets and other commercial ventures, in the Asian-Pacific region.  LGHH commenced sales of DAVI products in fiscal 2013 with the opening of four new DAVI retail stores in Seoul, South Korea that are dedicated  to the sale of DAVI branded skincare and cosmetic products.

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2013, and the results of operations and cash flows for the three months ended December 31, 2013 and 2012. The adjustments made are of a normal recurring nature. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2013, which are included in our Annual Report on Form 10-K, and the "risk factors" described therein.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in fiscal 2014. These reclassifications have no impact on net loss.

Note 3 RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, Parrish Medley, the Company’s Chief Executive Officer, agreed to accrue a portion of the amounts owed to him under his employment agreement. As of December 31, 2013, the Company owed $127,900 for such accrued wages.

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

Note 4 CUSTOMER CONCENTRATIONS

During the three months ended December 31, 2013 and 2012, 84% and 71%, respectively, of our sales were generated from royalty revenues under a license agreement to provide DAVI branded products to passengers of Korean Air. The Company’s reliance on this licensing agreement makes us vulnerable to the risk of a near-term severe impact. Should the licensee terminate the license agreement, our financial condition could be materially and adversely affected, and our on-going operations could be severely hampered. Included in accounts receivable at December 31, 2013 was approximately $70,000 owed under this license agreement.

Note 5 EQUITY

Common Stock

During the fiscal year ended September 30, 2013, the Company (i) received proceeds of $75,010 from accredited investors for the purchase of 750,000 shares of common stock, and (ii) granted 200,000 shares of common stock as payment in full to a consultant for services valued at $20,000. However, these shares were not issued until the first quarter of fiscal 2014.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to accredited investors. A summary of the Company’s warrants activity and related information for the three months ended December 31, 2013 is provided below:

Warrant Activity Table:

Number of
Warrants

Outstanding at September 30, 2013	1,875,000
Warrants exercised	-
Warrants granted	-
Warrants expired	-
Outstanding at December 31, 2013	1,875,000

Warrants Outstanding Table:

Stock Warrants as of December 31, 2013
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable

$0.10	1,875,000	0.54	1,500,000

Common Stock Options

Since inception, the Company has issued options to purchase shares of the Company’s common stock to employees and consultants as compensation for services rendered. A summary of the Company’s options activity for the three months ended December 31, 2013 is provided below.

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

Option awards with no performance or service requirements

On June 24, 2013, we granted to Mr. Medley a fully vested, non-qualified stock option to purchase up to 720,000 shares of our common stock any time before September 30, 2015 at an exercise price equal to $0.10 per share, which was the closing market price of our common stock on June 24, 2013 (i.e., the date of grant).

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at September 30, 2013	3,320,000	$0.10	3.06	$325,260
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/ forfeited/ expired	-	-	-	-
Outstanding at December 31, 2013	3,320,000	$0.10	2.80	$325,260

Exercisable at December 31, 2013	2,520,000	$0.10	3.01	$290,964

Compensation expense recognized for the above noted awards for the three months ended December 31, 2013 amounted to $28,567 and is included in stock based compensation in the accompanying statement of operations. Unamortized compensation cost for these awards amounted to $34,296 and will be amortized over the remaining vesting term of the option awards.

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

At December 31, 2013, aggregate future minimum payments under the lease (including common area operating expense) is as follows:

Fiscal year 2014	$62,463
Fiscal year 2015	85,225
Fiscal year 2016	28,687
Total	$176,375

Lease expense for the three months ended December 31, 2013 and 2012 were approximately $21,000 and $18,000, respectively.

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

Note 7 SUBSEQUENT EVENTS

From January 2011 until September 30, 2013, we provided the chain of Peninsula Hotels with our Davi branded in-room skin care and related amenities. The Peninsula Hotel chain purchased our Davi branded products directly from our manufacturer and paid us a fee for each product purchased. Effective October 1, 2013, the agreement to provide such products to the Peninsula Hotels was terminated.

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

Current Business

We are in the prestige skin care line/cosmetics business. We generate revenues from a full line of grape-vineyard, botanical based luxury branded skin care products marketed under the “DAVI®”, “DAVI NAPA®” and “DAVI SKIN®” brand names. Directly, or through our licensees, we have developed and are currently marketing a line of high quality skin care products that are sold as prestige products principally through high-end distribution channels to complement the prestige images associated with the DAVI, DAVI NAPA and DAVI SKIN brands. We are currently targeting high-end retail stores, luxury hotels, and in-flight and duty-free shops of global, luxury airlines in order to establish our brand as a luxury product used in first class locations. Our goal is to expand the targeted scope of our sales efforts with respect to upscale department stores and specialty retailers. In addition, we are currently developing our first retail store in Beverly Hills, California. We currently have more than 20 products available for sale on our www.daviskin.com website, including our Le Grand Cru collection of products, and we expect to offer additional products online through out fiscal 2014.

Current Operations and Business Arrangements

Since having begun our skin care business in January 2011, and in accordance with our business plan, we have been selling DAVI branded luxury skin care products through the following arrangements:

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

Korean Air--Direct Product Sales. In November 2011, we launched a sales program to sell our Le Grand Cru face cream directly to Korean Air’s passengers. Korean Air has added our Davi Le Grand Cru luxury face cream to the products that it offers for sale on board its flights. In addition, Korean Air has also included our Davi Le Grand Cru luxury face cream in the SKY SHOP Magazine that is distributed to all passengers on its flights, and now offers our Davi Le Grand Cru face cream for sale on Korean Air’s on-line shop (www.cyberskyshop.com). Korean Air has previously purchased these products directly from us. However, beginning July 1, 2013, Korean Air began purchasing the Davi Le Grand Cru face creams from LGHH, and we receive royalties from these purchases in accordance with the LGHH License Agreement.

Peninsula Hotels—In Room Amenities. From January 2011 until September 30, 2013, we provided the chain of Peninsula Hotels with our DAVI, DAVI SKIN and DAVI NAPA branded in-room skin care and related amenities. The Peninsula Hotel chain purchased our DAVI, DAVI SKIN and DAVI NAPA branded products directly from our manufacturer and paid us a fee for each product purchased. The DAVI, DAVI SKIN and DAVI NAPA products were provided by all of the Peninsula Hotels to their hotel clients as in-room amenities. Effective October 1, 2013, the agreement to provide such products to the Peninsula Hotels was terminated.

On-Line Sales. Our products are also available for purchase on our corporate website at www.daviskin.com. We currently offer more than 20 products for sale on our website and expect to offer additional products online in 2014.

U.S. and Retail Sales Initiatives. Now that we have a full line of high quality skin care products available, our goal is to launch the DAVI branded products in the North American retail market in 2014 through the sale of DAVI branded products in U.S. specialty and high-end luxury department stores. We also are developing our own boutique retail store in Beverly Hills, California.

Results of Operations

Three Months Ended December 31, 2013 (“Q1 2014”) vs. Three Months Ended December 31, 2012 (“Q1 2013”)

The following table represents our statements of operations for the three months ended December 31, 2013 and 2012:

	Three months ended December 31,
	2013		2012
	$	% of Revenues	$	% of Revenues
Sales:
Royalty revenues	$79,453	96%	$127,183	82%
Product sales	3,658	4%	27,478	18%
Total sales	83,111	100%	154,661	100%

Cost of goods sold	1,087	1%	6,886	4%

Gross profit	82,024	99%	147,775	96%

Costs and expenses:
Wages and professional fees	203,675	245%	104,818	68%
Product development	-	-%	1,640	1%
General and administrative	62,604	75%	68,931	45%
Total costs and expenses	266,279	320%	175,389	113%

Loss from operations	(184,255)	(222)%	(27,614)	(18)%

Other expense:
Interest expense	-	-%	5,403	3%

Total other expense	-	-%	5,403	3%

Net loss	$(184,255)	(222)%	$(33,017)	(21)%

Sales

Royalty revenues generated during Q1 2014 and 2013 were primarily from the sale of DAVI branded skin care products to Korean Air as on-board amenities for use by Korean Air’s First Class and Business Class passengers. In addition, in Q1 2014 we recognized royalty revenues from DAVI branded products sold by LGHH under the LGHH License Agreement. These sales were made primarily at the four retail locations in Asia and, to a lesser extent, by LGHH’s sale of Davi branded products to Korean Air for re-sale on-board Korean Air flights and through its Skyshop Magazine. Royalty revenues in Q1 2013 also included approximately $18,000 of revenues from the sale of DAVI branded skin care products to Peninsula Hotels for use by their hotel guests as in room amenities. Since our agreement with the Peninsula Hotels was no longer in effect in Q1 2014, we did not receive any royalties from the Peninsula Hotels during this period. We also earned a royalty on all sales of DAVI branded products sold by LGHH under the LGHH License Agreement as LGHH commercially released the first DAVI products during the third quarter of fiscal 2013. Because the LGHH DAVI products were only recently released, royalties earned under the LGHH License Agreement have been minimal to date. Additionally, during Q1 2013 we were informed that we were underpaid approximately $29,000 for royalty revenues related to our skin care products provided as in-flight amenities on Korean Air flights. Such royalty revenues should have been received during the previous two years. This payment of approximately $29,000 of additional royalty revenue was recognized in Q1 2013 and increased our revenues compared to Q1 2014.

Product sales in Q1 2013 consisted primarily of sales of our Le Grand Cru face creams for re-sale on-board Korean Air flights and through its Skyshop Magazine. On July 1, 2013, Korean Air began purchasing the Le Grand Cru face creams and other Davi branded products for its on-board sales and for its Skyshop Magazine sales directly from LGHH. Accordingly, no such revenues were earned in Q1 2014, resulting in a 87% decrease in product sales when comparing Q1 2014 to Q1 2013. However, since Korean Air now purchases DAVI products from LGHH, our licensee, we will receive royalties from LGHH as a result of these purchases in accordance with the LGHH License Agreement. We expect that our royalty revenue will increase in future periods as LGHH continues to roll out DAVI branded products in other retail stores in Seoul, Korea, and in retail stores expected to open in other Asian-Pacific territories in 2014. The remaining amount of product sales in both Q1 2013 and Q1 2014 represents sales made through our corporate website. Now that we have increased the number of products we have available for sale on our website, we expect our product sales to increase in future periods as we sell these newly developed DAVI products through our website.

Cost of Goods Sold

Cost of goods sold during Q1 2014 consists primarily of the cost of selling our luxury skin care products directly through our website, www.daviskin.com. Cost of goods sold during Q1 2013 included commissions paid on the sale of our Le Grand Cru Face cream, as well as, the cost of our skin care products sold by Korean Air to its passengers through the Skyshop Magazine and its on-line shop. Korean Air began purchasing the Le Grand Cru face creams for its on-board sales and for its Skyshop Magazine sales directly from LGHH on July 1, 2013. Accordingly, we no longer incur costs associated with such on-board and Skyshop Magazine sales. Since both Peninsula Hotels and Korean Air purchased the DAVI branded hotel room amenities and skin care products directly from our manufacturer, we did not have any cost of goods sold relating to royalty payments made to us under our Peninsula Hotel and Korean Air agreements. Likewise, since we are paid a royalty from sales made by LGHH under the LGHH License Agreement, we do not incur any cost of goods sold as a result of those sales.

Wages and Professional Fees

Wages and professional fees increased 94% in Q1 2014 in comparison to Q1 2013 due primarily to the retention of a consultant for business development, the hiring of a public relations firm, an increase in accounting and legal fees due to new agreements, the hiring of two part-time contractors performing administrative services in our offices and an increase in executive compensation. These increases totaled approximately $70,000 which had not been incurred in Q1 2013. Additionally, we recognized stock based compensation expense related to stock options totaling approximately $29,000. We anticipate that wages and professional fees will continue to increase as our company grows.

Product Development

Product development costs incurred during Q1 2013 totaled approximately $2,000 and related to formulation costs associated with our luxury skin care line. In fiscal 2013, we redirected our focus on establishing our product line and, in collaboration with LGHH's research and development team, created a new DAVI skincare product line. However, all product development costs associated with the development of the new skincare product line were incurred by LGHH under the LGHH License Agreement.

General and Administrative Expenses

General and administrative expenses remained relatively consistent in Q1 2014 when compared to Q1 2013. Such costs consist primarily of our office rent expense, depreciation, insurance, travel and various corporate and general office expenses.

Other Expenses

Other expenses for Q1 2013 totaled approximately $5,400 and consist primarily of the amortization of the beneficial conversion feature recognized on $20,000 of convertible debt and related warrants of the Company. On March 25 2013, the debt and all accrued interest were converted into 211,800 shares of common stock.

Net Loss

Our net loss in Q1 2014 and Q1 2013 totaled approximately $184,000 and $33,000, respectively. The increase in our net loss was primarily the result of a decrease in royalty revenues as well as an increase in professional fees. We expect our royalty revenues to increase in the near term as LGHH continues to promote and sell the DAVI branded skin care products throughout Asia. Additionally, professional fees are expected to remain at or above their current levels as we continue to develop the Company’s business and promote the DAVI, DAVI NAPA and DAVI SKIN luxury skin care products. Accordingly, we expect to continue to incur losses throughout the remainder of 2014 as we expand our business operations in the U.S. and increase our marketing activities.

Liquidity and Capital Resources

As of December 31, 2013, we had approximately $530,000 in cash, $113,000 of other current assets and working capital of $251,000, compared to approximately $654,000 in cash, $86,000 of other current assets and working capital of $315,000 as of September 30, 2013. To date, our operating activities have been primarily financed from the sales of our securities and royalty payments received (i) from sales of our skin care products to Korean Air and the Peninsula Hotel chain, and (ii) as an advance against future royalties under the LGHH License Agreement.

Our net loss during Q1 2014 and Q1 2013 was approximately $184,000 and $33,000, respectively. We had negative cash flow from our operating activities of approximately $112,000 during Q1 2014, compared to net cash provided by operating activities of approximately $44,000 during Q1 2013. A significant reason for the fluctuation in cash used/provided in operating activities relates to the timing of our collections of accounts receivable and our payments of accounts payable. Also, the decrease in the net cash provided by operating activities resulted primarily from the increase in cash payments we made in fiscal 2013 relating to expenses incurred in connection with our growing business.

Net cash used in investing activities in Q1 2014 and Q1 2013 was approximately $13,000 and $9,000, respectively and consisted primarily of payments for computer equipment, office furniture and leasehold improvements to our office space.

The Company had no financing activities during Q1 2014 or Q1 2013.

As of December 31, 2013, we have a working capital surplus of approximately $251,000 and the amount of cash we currently have on hand, together with the royalty and product sales revenues we received and expect to receive from Korean Air, LGHH, and other future revenues we expect to generate from sales of our skin care products through other channels, are expected to be sufficient to fund our anticipated working capital needs for the next twelve months. However, unless revenues increase rapidly, we expect that we will need additional capital to enable us to further implement our business plan and to otherwise continue to grow. Accordingly, we may have to raise additional financing to fund additional product manufacturing costs and other anticipated expenditures related to the roll-out of our retail products. Our business plan also calls for us to market our products through other distribution channels, which will require us to incur additional marketing expenses. We may have to raise additional funds to fund our U.S. retail sales and online marketing initiatives and to be able to engage in other distribution activities.

We presently do not have any available credit, bank financing or other external sources of liquidity. Currently, our only source of cash is derived from the agreements that we have entered into relating to Korean Air in-flight amenities and the LGHH License Agreement, as well as from sales of our skin care products generated from our website. Royalty revenue from our skin care products to Korean Air and the Peninsula Hotels since the inception of the agreements through December 31, 2013 resulted in approximately $1,136,000 of revenue. The Peninsula Hotels agreement was terminated in Q1 2014 and the Korean Air arrangement may be terminated at any time. Beginning July 1, 2013, Korean Air began purchasing the Le Grand Cru face creams for direct sale on board its flights and through its SKY SHOP magazine from LGHH. Accordingly, we receive royalty revenue from such purchases instead of revenue from product sales in accordance with the LGHH License Agreement. Product sales to Korean Air from November 2011 through September 30, 2013 resulted in approximately $110,000 of revenue. Although LGHH has begun selling Davi licensed products under the LGHH License Agreement through retail stores established in Korea, we are uncertain as to the amount of royalty income that we may recognize in future periods from LGHH's sales of DAVI-branded products. Accordingly, the amount of revenue that we will receive from our current principal sources of revenues is uncertain.

Although we anticipate that sales by LGHH will be significant in 2014, we will not receive any cash royalty payments as a result of those sales until LGHH has recouped the $250,000 cash advance LGHH paid us in September 2012. As of December 31, 2013, approximately $35,000 of the cash advance had been recognized as royalty revenues. Should any or all of these revenue sources terminate their arrangements with us, our financial condition could be materially and adversely affected, and our on-going operations could be severely hampered. Additionally, our general and administrative expenses, and wages and professional fees are expected to increase in 2014 in connection with our growing business, and we may have to incur additional product branding and marketing expenses to further promote our current and any future products. As a result, we may have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

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

Critical accounting policies and estimates

There are no material changes to the critical accounting policies and estimates described in the section entitled “Critical Accounting Policies and Estimates” under Item 7 in our Annual Report on Form 10-K for the year ended September 30, 2013.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management and consultants of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were not effective as a result of a weakness in the design of internal controls over financial reporting during the three months ended December 31, 2013. Such internal control weaknesses, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; (ii) inability to have multiple levels of transaction review and (iii) insufficient Board of Directors representation.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended September 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

Dated: February 7, 2014	DAVI LUXURY BRAND GROUP, INC. By: /s/ PARRISH MEDLEY Parrish Medley President, Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

