Form 10-Q
period 2014-03-31
DAVI LUXURY BRAND GROUP, INC.
filed 2014-05-12
CIK 1450552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2014 the issuer had 14,235,917 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

1

DAVI LUXURY BRAND GROUP, INC.

For the quarter ended March 31, 2014

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

DAVI LUXURY BRAND GROUP, INC.
BALANCE SHEETS

	March 31, 2014	September 30, 2013
	(Unaudited)
ASSETS

Current assets:
Cash	$427,069	$654,346
Accounts receivable, net	23,337	76,234
Inventory, net	38,867	5,952
Other assets	8,955	3,585
Total current assets	498,228	740,117

Property and equipment, net	49,267	51,809
Intangible assets, net	67,180	69,447
Security deposit	10,596	10,596

Total assets	$625,271	$871,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$25,611	$26,876
Accounts payable - related party	137,800	119,500
Common stock payable	10,000	95,010
Deferred revenue	152,062	183,250
Total current liabilities	325,473	424,636

Deferred lease	2,826	2,330

Total liabilities	328,299	426,966

Commitments

Stockholders’ equity:

Common stock, $0.001 par value; 75,000,000 shares authorized; 14,195,917 and 13,195,917 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively	14,196	13,196
Additional paid-in capital	1,943,540	1,791,315
Accumulated deficit	(1,660,764)	(1,359,508)

Total stockholders’ equity	296,972	445,003

Total liabilities and stockholders’ equity	$625,271	$871,969

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013

Sales
Royalty revenues	$41,138	$101,750	$120,591	$228,933
Product sales	5,431	24,047	9,089	51,525
Total sales	46,569	125,797	129,680	280,458

Cost of goods sold	1,112	1,179	2,200	8,065

Gross profit	45,457	124,618	127,480	272,393

Costs and expenses:
Wages and professional fees	98,578	170,895	302,251	250,598
General and administrative	63,879	132,285	126,485	227,971

Total costs and expenses	162,457	303,180	428,736	478,569

Loss from operations	(117,000)	(178,562)	(301,256)	(206,176)

Other income (expense)
Interest expense	—	(10,426)	—	(15,829)

Net loss	$(117,000)	$(188,988)	$(301,256)	$(222,005)

Weighted average number of common
shares outstanding - basic and diluted	14,162,306	9,476,539	13,798,802	9,379,271

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(301,256)	$(222,005)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	17,339	9,283
Stock based compensation	45,715	156,837
Amortization of debt discount	—	15,000
Changes in operating assets and liabilities
Accounts receivable	52,897	105,626
Inventory	(32,915)	67,300
Other assets	(5,370)	2,042
Accounts payable and accrued expenses	(1,265)	(22,797)
Accounts payable - related parties	18,300	(39,000)
Deferred revenue	(31,188)	(10,985)
Deferred lease	496	—

Net cash (used in) provided by operating activities	(237,247)	61,301

Cash flows from investing activities
Return of security deposit	—	10,790
Purchase of fixed assets	(12,530)	(30,314)

Net cash used in investing activities	(12,530)	(19,524)

Cash flows from financing activities
Proceeds from issuance of common stock payable	10,000	—
Proceeds from sale of stock	12,500	25,000

Net cash provided by financing activities	22,500	25,000

Net change in cash	(227,277)	66,777

Cash, beginning of period	654,346	346,699

Cash, end of period	$427,069	$413,476

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

Supplemental disclosure of non-cash flow investing and financing activities:
Common stock issued for common stock payable	$95,010	$—
Common stock issued for accrued wages and bonus	$—	$92,000
Conversion of note payable into common stock	$—	$21,180

See accompanying notes to financial statements

DAVI LUXURY BRAND GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Note 1 ORGANIZATION AND NATURE OF OPERATIONS

Davi Luxury Brand Group, Inc. (“we,” “us,” “our,” “DAVI”, or the “Company”) was incorporated in the State of Nevada on July 26, 2007.   We have developed and are expanding our skin care line/cosmetics business based on a series of grape and botanical-based luxury branded skin care products marketed under the “DAVI”, “DAVI SKIN” and “DAVI NAPA” brand names. Directly, or through our licensees, we have developed and currently market a line of high quality skin care products that are sold as prestige products principally through high-end distribution channels to complement the prestige images associated with the DAVI, DAVI SKIN and DAVI NAPA brands. We are currently targeting high-end retail stores, luxury hotels, and in-flight and duty-free shops of global luxury airlines in order to establish our brand as a luxury product used in first class locations. Our goal is to expand the targeted scope of our sales efforts with respect to upscale department stores and specialty retailers. In addition, our Le Grand Cru collection of products are available for sale through our www.daviskin.com website, and we expect to offer additional products online throughout fiscal 2014.

On September 4, 2012, we entered into a Brand and Trademark License Agreement (the “LGHH License Agreement”) with LG Household and Health Care, Ltd. (“LGHH”). Under the LGHH License Agreement, we granted LGHH an exclusive license to manufacture, sell, market and distribute in Korea, Japan, China and other Asian markets DAVI branded skin care, cosmetics, hair care and other products including the right to develop retail outlets and other commercial ventures in the Asian-Pacific region. LGHH commenced sales of DAVI products in fiscal 2013 with the opening of four new DAVI retail stores in Seoul, Korea that are dedicated to the sale of DAVI branded skincare and cosmetic products. Under the 10-year LGHH License Agreement, LGHH has agreed to pay us a royalty based on the annual net sales of DAVI branded products that it sells in the licensed territory. The royalty rate varies from the mid single digits to low single digits. During fiscal 2013, we collaborated with LGHH's research and development team to create a new skincare product line utilizing LGHH's advanced technology along with our exclusive Meritage™ Blend and the patented Phytosphere technology - "Phyto-Meritage™" that we use for our products. A full line of these skin care products has now been developed and commercially released in Asia, as well as, in the U.S. on our www.daviskin.com website.

The LGHH License Agreement grants LGHH the right to commercialize DAVI branded women's and men's skincare and cosmetics, including the development of retail outlets and other commercial ventures, in the Asian-Pacific region.  LGHH commenced sales of DAVI products in fiscal 2013 and, as of the date of the Quarterly Report, has five DAVI retail stores in Seoul, South Korea that are dedicated to the sale of DAVI branded skincare and cosmetic products. We have been informed by LGHH that it anticipates opening at least three more DAVI retail stores during 2014 in South Korea.

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2014, and the results of operations and cash flows for the three and six months ended March 31, 2014 and 2013. The adjustments made are of a normal recurring nature. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The operating results for the three months and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2013, which are included in our Annual Report on Form 10-K, and the "Risk Factors" described therein.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in fiscal 2014. These reclassifications have no impact on net loss.

Note 3 RELATED PARTY TRANSACTIONS

In order to preserve cash for other working capital needs, Parrish Medley, the Company’s Chief Executive Officer, agreed to accrue a portion of the amounts owed to him under his employment agreement. As of March 31, 2014, the Company owed $137,800 for such accrued wages.

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

We utilize FA Corp, a consulting firm owned and controlled by Murray Williams, a shareholder of the Company, for providing business development, SEC reporting, financial and bookkeeping related services. For the three and six months ended March 31, 2014, FA Corp earned $4,782 and $28,689 for services rendered, and for the three and six months ended March 31, 2013, FA Corp earned $6,645 and $17,165 for services rendered.

Note 4 CUSTOMER CONCENTRATIONS

During the three and six months ended March 31, 2014, 42% and 69%, respectively, of our sales were generated from royalty revenues under a license agreement to provide DAVI branded products to passengers of Korean Air. During the three and six months ended March 31, 2013, 67% and 69%, respectively, of our sales were generated from such royalty revenues. The Company’s reliance on this licensing agreement makes us vulnerable to the risk of a near-term severe impact. Should the licensee terminate the license agreement, our financial condition could be materially and adversely affected, and our on-going operations could be severely hampered. Included in accounts receivable at March 31, 2014 was approximately $23,000 owed under this license agreement.

Note 5 EQUITY

Common Stock

During the six months ended March 31, 2014, we received proceeds of $22,500 from accredited investors for the purchase of 90,000 shares of common stock, of which 40,000 shares were not issued until subsequent to March 31, 2014. Accordingly, a Common Stock Payable in the amount of $10,000 is included in the accompanying Balance Sheet as of March 31, 2014.

During the fiscal year ended September 30, 2013, the Company received proceeds of $75,010 from accredited investors for the purchase of 750,000 shares of common stock, and granted 200,000 shares of common stock as payment in full to a consultant for services valued at $20,000. However, these shares were not issued until the first quarter of fiscal 2014.

Common Stock Warrants

Since inception, the Company has issued warrants to purchase shares of the Company’s common stock to accredited investors. A summary of the Company’s warrants activity and related information for the six months ended March 31, 2014 is provided below:

Warrant Activity Table:

Number of
Warrants

Outstanding at September 30, 2013	1,875,000
Warrants exercised	—
Warrants granted	—
Warrants expired	(650,000)
Outstanding at March 31, 2014	1,225,000

Warrants Outstanding Table:

Stock Warrants as of March 31, 2014
Exercise	Warrants	Remaining	Warrants
Price	Granted	Life (Years)	Exercisable

$0.10	1,225,000	0.34	850,000

Common Stock Options

Since inception, the Company has issued options to purchase shares of the Company’s common stock to employees and consultants as compensation for services rendered. As noted in the table below, the Company did not have any options activity for the six months ended March 31, 2014.

The grant date fair value of options granted was estimated using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 229% - 338%, risk-free interest rate 0.69% - 1.36% and expected life of 27 – 60 months.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Grant Date Fair Value
Outstanding at September 30, 2013	3,320,000	$0.10	3.06	$325,260
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled/ forfeited/ expired	—	—	—	—
Outstanding at March 31, 2014	3,320,000	$0.10	2.56	$325,260

Exercisable at March 31, 2014	2,520,000	$0.10	2.76	$290,964

Compensation expense recognized for the above noted awards for the three and six months ended March 31, 2014 amounted to $17,148 and $45,715, respectively, and is included in Wages and Professional Fees in the accompanying Statement of Operations. Unamortized compensation cost for these awards amounted to $17,148 and will be amortized over the remaining vesting term of the option awards.

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

At March 31, 2014, aggregate future minimum payments under the lease (including common area operating expense) is as follows:

Fiscal year 2014	$41,777
Fiscal year 2015	85,225
Fiscal year 2016	28,687
Total	$155,689

Lease expense for the three and six months ended March 31, 2014 was approximately $20,000 and $41,000, respectively. Lease expense for the three and six months ended March 31, 2013 was approximately $19,000 and $37,000, respectively.

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

Note 7 SUBSEQUENT EVENTS

On April 24, 2014, we issued 40,000 shares of common stock valued at $10,000 for which a Common Stock payable had been recorded as of March 31, 2014.

On April 17, 2014, we filed with the Securities and Exchange Commission a Registration Statement on Form S-8 to register a total of 2,600,000 shares of our common stock issuable under certain stock options granted by the Company.

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

Current Operations and Business Arrangements

Since having begun our skin care business in January 2011, and in accordance with our business plan, we have been selling DAVI branded luxury skin care products through the following arrangements:

LGHH License Agreement. On September 4, 2012, we entered into a Brand and Trademark License Agreement (the “LGHH License Agreement”) with LG Household and Health Care, Ltd. (“LGHH”). Korea-based LGHH is a global leader in the manufacture and distribution of skin care products, cosmetics, personal care product, health products and related goods. Under the LGHH License Agreement, we granted LGHH an exclusive license to manufacture, sell, market and distribute in Korea, Japan, China and certain other Asian markets DAVI branded skin care, cosmetics, hair care and other products, including the right to develop retail outlets and other commercial ventures in the Asian-Pacific region. Under the 10-year LGHH License Agreement, LGHH has agreed to pay us a royalty based on the annual net sales of DAVI branded products that it sells in the licensed territory. The royalty rate varies from the mid single digits to low single digits.During the past year, we have collaborated with LGHH's research and development team to create a new skincare product line utilizing LGHH's advanced technology along with our exclusive Meritage™ Blend and the patented Phytosphere technology - "Phyto-Meritage™" that we use for our products. A full line of these skin care products, consisting of over 30 SKUs, has now been developed and commercially released in Asia.

LGHH commenced sales of DAVI products in the third quarter of 2013 and has since opened five new DAVI retail stores in Seoul, Korea that are dedicated to the sale of DAVI branded skincare and cosmetic products.  These DAVI retail stores are currently operating in two of Seoul's most prestigious Luxury Department store chains, the Lotte and Galleria department stores.  Additional new DAVI stores in high-level luxury department stores are expected to open in Korea in 2014. LGHH also plans to launch additional DAVI branded stores through high-level department stores in other Asian-Pacific territories such as Japan, China, Hong Kong and Singapore in 2014.

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

Results of Operations

Three Months Ended March 31, 2014 (“Q2 2014”) vs. Three Months Ended March 31, 2013 (“Q2 2013”)

The following table represents our statements of operations for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014		2013
	$	% of Sales	$	% of Sales
Sales:
Royalty revenues	$41,138	88%	$101,750	81%
Product sales	5,431	12%	24,047	19%
Total sales	46,569	100%	125,797	100%

Cost of goods sold	1,112	2%	1,179	1%

Gross profit	45,457	98%	124,618	99%

Costs and expenses:
Wages and professional fees	98,578	212%	170,895	136%
General and administrative	63,879	137%	132,285	105%
Total costs and expenses	162,457	349%	303,180	241%

Loss from operations	(117,000)	(251%)	(178,562)	(142%)

Other expense:
Interest expense	—	0%	(10,426)	(8%)

Total other expense	—	0%	(10,426)	(8%)

Net loss	$(117,000)	(251%)	$(188,988)	(134%)

Sales

Royalty revenues decreased 60% during Q2 2014 in comparison to Q2 2013. The decrease resulted from changes made by Korean Air to the DAVI branded skin care products offered as in-flight amenities to Korean Air's First and Business Class passengers. As a result, the new DAVI branded amenity kits were not available until the end of Q2 2014. Accordingly, we received limited revenues from this source during the period that Korean Air had a lapse in its use of the DAVI branded in-flight amenities. The change has been fully implemented and the products are now available on the Korean Air flights. Our royalty revenues from Korean Air's purchases of DAVI amenity products are expected to return to at least the previous year’s levels. The recognition in Q2 2014 of approximately $22,000 of royalty revenues from the sale of DAVI branded products under the LGHH License Agreement helped offset the decrease in the Korean Air royalty revenues. These sales were made by LGHH primarily at its retail locations in Korea and, to a lesser extent, to Korean Air for re-sale on-board Korean Air flights and through its Skyshop Magazine. We expect that our royalty revenue will increase in future periods as LGHH continues to roll out DAVI branded products in other retail stores in Seoul, Korea, and in retail stores expected to open in other Asian-Pacific territories in 2014.

From January 2011 until September 30, 2013, we provided the chain of Peninsula Hotels with our DAVI, DAVI SKIN and DAVI NAPA branded in-room skin care and related amenities. The Peninsula Hotel chain purchased our DAVI, DAVI SKIN and DAVI NAPA branded products directly from our manufacturer and paid us a fee for each product purchased. Effective October 1, 2013, the agreement to provide such products to the Peninsula Hotels was terminated. Q2 2013 royalty revenues included approximately $17,000 of revenues from the sale of DAVI branded skin care products to Peninsula Hotels. Since our agreement with the Peninsula Hotels is no longer in effect as of the beginning of fiscal year 2014, we did not receive any royalties from the Peninsula Hotels during this period.

Product sales decreased 77% during Q2 2014 in comparison to Q2 2013. Prior to June 30, 2013, Korean Air purchased our Le Grand Cru face creams for re-sale on-board its flights and through its Skyshop Magazine directly from us. On July 1, 2013, Korean Air began purchasing the Le Grand Cru face creams and other Davi branded products for its on-board sales and for its Skyshop Magazine sales directly from LGHH. Accordingly, no such revenues were earned in Q2 2014. However, since Korean Air now purchases DAVI products from LGHH, we will receive royalties from LGHH as a result of these purchases in accordance with the LGHH License Agreement. The remaining amount of product sales in both Q2 2014 and Q2 2013 represents sales made through our corporate website. Now that we have increased the number of products we have available for sale on our website, we expect our product sales to increase in future periods as we sell these newly developed DAVI products through our website.

Cost of Goods Sold

Cost of goods sold during Q2 2014 consists primarily of the cost of selling our luxury skin care products directly through our website, www.daviskin.com. Cost of goods sold during Q2 2013 included commissions paid on the sale of our Le Grand Cru Face cream, as well as, the cost of our skin care products sold by Korean Air to its passengers through the Skyshop Magazine and its on-line shop. Korean Air began purchasing the Le Grand Cru face creams for its on-board sales and for its Skyshop Magazine sales directly from LGHH on July 1, 2013. Accordingly, we no longer incur costs associated with such on-board and Skyshop Magazine sales. Since both Peninsula Hotels and Korean Air purchased the DAVI branded hotel room amenities and skin care products directly from our manufacturer, we did not have any cost of goods sold relating to royalty payments made to us under our Peninsula Hotel and Korean Air agreements. Likewise, since we are paid a royalty from sales made by LGHH under the LGHH License Agreement, we do not incur any cost of goods sold as a result of those sales.

Wages and Professional Fees

Wages and professional fees decreased 42% in Q2 2014 in comparison to Q2 2013. During Q2 2013 we granted to our Chief Executive Officer a stock option to purchase up to 1,600,000 shares of our common stock at an exercise price equal to $0.10 per share, resulting in an additional $49,335 of stock based compensation expense during the quarter. Additionally, during Q2 2013 nonrecurring services valued at approximately $108,000 were recognized for distributor relations and business development services primarily in connection with the LGHH License Agreement for which warrants were issued in March and April 2013. Wages and professional fees during Q2 2014 consist primarily of wages payable to our Chief Executive Officer and public relations, accounting and legal fees. We anticipate that wages and professional fees will increase as our company grows.

General and Administrative Expenses

General and administrative expenses decreased 52% in Q2 2014 compared to Q2 2013. During Q2 2013, approximately $65,000 of inventory containers and products was written off due to branding improvements. No such write off was necessary during Q2 2014. General and administrative costs during Q2 2014 consist primarily of our office rent expense, depreciation, insurance, travel and various corporate and general office expenses.

Other Expense

Other expense for Q2 2013 totaled approximately $10,400 and consisted primarily of the amortization of the beneficial conversion feature recognized on $20,000 of convertible debt and related warrants of the Company. On March 25, 2013, the debt and all accrued interest were converted into 211,800 shares of common stock.

Net Loss

Our net loss in Q2 2014 and Q2 2013 totaled approximately $117,000 and $189,000, respectively. The decrease in our net loss was primarily the result of decreases in stock based compensation and the elimination of an inventory write-off from the previous year, as noted above. These decreases were offset by a decrease in our royalty revenues. We expect our royalty revenues to increase in the near term as LGHH continues to promote and sell the DAVI branded skin care products throughout Asia. Additionally, professional fees are expected to remain at or above their current levels as we continue to develop the Company’s business and promote the DAVI, DAVI NAPA and DAVI SKIN luxury skin care products.

Six Months Ended March 31, 2014 vs. Six Months Ended March 31, 2013

The following table represents our statements of operations for the six months ended March 31, 2014 and 2013:

	Six months ended March 31,
	2014		2013
	$	% of Sales	$	% of Sales
Sales:
Royalty revenues	$120,591	93%	$228,933	82%
Product sales	9,089	7%	51,525	18%
Total sales	129,680	100%	280,458	100%

Cost of goods sold	2,200	2%	8,065	3%

Gross profit	127,480	98%	272,393	97%

Costs and expenses:
Wages and professional fees	302,251	233%	250,598	89%
General and administrative	126,485	98%	227,971	81%
Total costs and expenses	428,736	331%	478,569	171%

Loss from operations	(301,256)	(232%)	(206,176)	(74%)

Other expense:
Interest expense	—	0%	(15,829)	(6%)

Total other expense	—	0%	(15,829)	(6%)

Net loss	$(301,256)	(232%)	$(222,005)	(68%)

Sales

Royalty revenues decreased 47% during the six months ended March 31, 2014 in comparison to same period in 2013. The decrease resulted from changes made by Korean Air to the DAVI branded skin care products offered as in-flight amenities to Korean Air's First and Business Class passengers that resulted in the new DAVI branded products not being available until the end of Q2 2014. During the six months ended March 31, 2014 we recognized $31,000 of royalty revenues from the sale of DAVI branded products under the LGHH License. Royalty revenues during the six months ended March 31, 2013 included approximately $35,000 of revenues from the sale of DAVI branded skin care products to Peninsula Hotels. Since our agreement with the Peninsula Hotels is no longer in effect as of the beginning of fiscal year 2014, we did not receive any royalties from the Peninsula Hotels during this period.

Product sales decreased 82% during the six months ended March 31, 2014 in comparison to the same period in 2013, for the reasons described above under the caption "Sales" relating to our operations for the three months ended March 31, 2014 and 2013.

Cost of Goods Sold

Cost of goods sold during the six months ended March 31, 2014 consists primarily of the cost of selling our luxury skin care products directly through our website, www.daviskin.com. Cost of goods sold during the six months ended March 31, 2013 included commissions paid on the sale of our Le Grand Cru Face cream, as well as, the cost of our skin care products sold by Korean Air to its passengers through the Skyshop Magazine and its on-line shop. Korean Air began purchasing the Le Grand Cru face creams for its on-board sales and for its Skyshop Magazine sales directly from LGHH on July 1, 2013. Accordingly, we no longer incur costs associated with such on-board and Skyshop Magazine sales. Since we are paid a royalty based on sales made by LGHH under the LGHH License Agreement, we do not incur any cost of goods sold as a result of those sales.

Wages and Professional Fees

Wages and professional fees increased 21% during the six months ended March 31, 2014 in comparison to the same period in 2013. This increase is due primarily to the retention of a consultant for business development, the hiring of a public relations firm, an increase in accounting and legal fees resulting from our increased operations. These increases were offset by decreases in advertising and stock based compensation costs. Wages and professional fees during the six months ended March 31, 2014 consist primarily of wages payable to our Chief Executive Officer and public relations, accounting and legal fees. We anticipate that wages and professional fees will continue to increase as our company grows.

General and Administrative Expenses

General and administrative expenses decreased 45% during the six months ended March 31, 2014 in comparison to the same period in 2013. During the six months ended March 31, 2013, approximately $65,000 of inventory containers and products was written off due to branding improvements. No such write off was necessary during 2014. General and administrative costs during the six months ended March 31, 2014 consist primarily of our office rent expense, depreciation, insurance, travel and various corporate and general office expenses.

Other Expense

Other expense during the six months ended March 31, 2013 totaled approximately $16,000 and consisted primarily of the amortization of the beneficial conversion feature recognized on $20,000 of convertible debt and related warrants of the Company. On March 25, 2013, the debt and all accrued interest were converted into 211,800 shares of common stock.

Net Loss

Our net loss during the six months ended March 31, 2014 and 2013 totaled approximately $301,000 and $222,000, respectively. The increase in our net loss was primarily the result of decreases in royalty revenues and increases in wages and professional fees, offset by decrease in general and administrative costs. We expect our royalty revenues to increase in the near term as LGHH continues to promote and sell the DAVI branded skin care products throughout Asia. Additionally, professional fees are expected to remain at or above their current levels as we continue to develop the Company’s business and promote the DAVI, DAVI NAPA and DAVI SKIN luxury skin care products.

Liquidity and Capital Resources

As of March 31, 2014, we had approximately $427,000 in cash, $71,000 of other current assets and working capital of $173,000, compared to approximately $654,000 in cash, $86,000 of other current assets and working capital of $315,000 as of September 30, 2013. To date, our operating activities have been primarily financed from the sales of our securities, as well as from royalty payments received from sales of our skin care products to Korean Air and the Peninsula Hotel chain, and from an advance received against future royalties under the LGHH License Agreement.

Our net loss during the six months ended March 31, 2014 and 2013 was approximately $301,000 and $222,000, respectively. We had negative cash flow from our operating activities of approximately $237,000 during the six months ended March 31, 2014, compared to net cash provided by operating activities of approximately $61,000 during the six months ended March 31, 2013. A significant reason for the fluctuation in cash used/provided in operating activities relates to the timing of our collections of accounts receivable and our payments of accounts payable, as well as the purchase of inventory during the 2014 period.

Net cash used in investing activities during the six months ended March 31, 2014 was approximately $13,000 and consisted primarily of payments for office furniture. Net cash used in investing activities during the six months ended March 31, 2013 was approximately $20,000 and consisted of approximately $30,000 of payments for leasehold improvements to our office space. These payments were offset by the refund of approximately $11,000 of a security deposit on our leased office space.

Net cash provided by financing activities during the six months ended March 31, 2014 was $22,500 and resulted from the sale of 90,000 shares of common stock at $0.25 per share to two accredited investors. 40,000 shares of the common stock were not issued until April 2014 resulting in a $10,000 common stock payable being recorded in the accompanying balance sheet at March 31, 2014. Net cash provided by financing activities during the six months ended March 31, 2013 was $25,000 and resulted from the sale of 250,000 shares of common stock at $0.10 per share to a single accredited investor.

As of March 31, 2014, we have working capital of approximately $173,000 and the amount of cash we currently have on hand, together with the royalty and product sales revenues we received and expect to receive from Korean Air, LGHH, and other future revenues we expect to generate from sales of our skin care products through other channels, are expected to be sufficient to fund our anticipated working capital needs for the next twelve months. However, unless revenues increase rapidly, we expect that we will need additional capital to enable us to further implement our business plan and to otherwise continue to grow. Accordingly, we may have to raise additional financing to fund additional product manufacturing costs and other anticipated expenditures related to the roll-out of our retail products. Our business plan also calls for us to market our products through other distribution channels, which will require us to incur additional marketing expenses. We may have to raise additional funds to fund our U.S. retail sales and online marketing initiatives and to be able to engage in other distribution activities.

We presently do not have any available credit, bank financing or other external sources of liquidity. Currently, our primary source of cash is derived from the agreements that we have entered into relating to Korean Air in-flight amenities and the LGHH License Agreement, as well as from sales of our skin care products generated from our website. Royalty revenue from our skin care products to Korean Air and the Peninsula Hotels since the inception of the agreements through March 31, 2014 resulted in approximately $1,139,000 of revenue. The Peninsula Hotels agreement was terminated in Q1 2014 and the Korean Air arrangement may be terminated at any time. Beginning July 1, 2013, Korean Air began purchasing the Le Grand Cru face creams for direct sale on board its flights and through its SKY SHOP magazine from LGHH. Accordingly, we receive royalty revenue from such purchases instead of revenue from product sales in accordance with the LGHH License Agreement. Product sales to Korean Air from November 2011 through September 30, 2013 resulted in approximately $110,000 of revenue. Although LGHH has begun selling Davi licensed products under the LGHH License Agreement through retail stores established in Korea, we are uncertain as to the amount of royalty income that we may recognize in future periods from LGHH's sales of DAVI-branded products. Accordingly, the amount of revenue that we will receive from our current principal sources of revenues is uncertain.

Although we anticipate that sales by LGHH will increase in 2014, we will not receive any cash royalty payments as a result of those sales until LGHH has recouped the $250,000 cash advance LGHH paid us in September 2012. As of March 31, 2013, approximately $57,000 of the cash advance had been recognized as royalty revenues. Should any or all of these revenue sources terminate their arrangements with us, our financial condition could be materially and adversely affected, and our on-going operations could be severely hampered. Additionally, our general and administrative expenses, and wages and professional fees are expected to increase in 2014 in connection with our growing business, and we may have to incur additional product branding and marketing expenses to further promote our current and any future products. As a result, we may have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management and consultants of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were not effective as a result of a weakness in the design of internal controls over financial reporting during the six months ended March 31, 2014. Such internal control weaknesses, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; (ii) inability to have multiple levels of transaction review; and (iii) insufficient Board of Directors representation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 27, 2014 and March 28, 2014, we sold an aggregate of 50,000 shares of common stock to an accredited investor for aggregate proceeds of $12,500. The foregoing shares were exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, because:  (i) the Company did not engage in any general solicitation or general advertising in connection with the offer and sale of the shares; (ii) the Company reasonably believed that the investor had knowledge and experience in financial and business matters such that such person was capable of evaluating the merits and risks of investing in our shares; (iii) the investor represented he was acquiring the shares for investment purposes only; and (iv) the Company placed appropriate legends and restrictions on transfer on the shares issued.

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

Dated: May 12, 2014	DAVI LUXURY BRAND GROUP, INC. By: /s/ PARRISH MEDLEY Parrish Medley President, Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)